Form 10QSB
period 1996-06-30
GREAT AMERICAN BACKRUB STORE INC
filed 1996-08-14
CIK 934006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended June 30, 1996.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from______ to
            ________.

Commission file number: 0-25334

                     THE GREAT AMERICAN BACKRUB STORE, INC.
        (Exact name of Small Business Issuer as specified in the charter)


             New York                                13-3729043
    (State of Incorporation)             (I.R.S. Employer Identification No.)

                425 Madison Avenue, Suite 605, New York, NY 10017
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 750-7046

            Check whether the issuer: (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  / X /                                     No /  /

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                               Outstanding at August 14, 1996
            -----                               ------------------------------
Common Stock, $.001 par value                           2,014,342

            Transitional Small Business Disclosure Format(check one):

            Yes  /  /                           No / X /

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A Development Stage Company)

                                     PART 1

                              FINANCIAL INFORMATION


Item 1.     UNAUDITED FINANCIAL STATEMENTS
            Condensed Balance Sheet                                3
            Condensed Statements of Operations                     4
            Statements of Cash Flows                               5
            Notes to unaudited Financial Statements                6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS          9
            ---------------------------------------------


                                     PART II

                                OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                      12

Signature Page                                                    13

Exhibit Index                                                     14

Exhibit 11: Statement re: Computation of per share earnings       15

Exhibit 27: Financial Data Schedule                               16

Part 1:  Financial Information
Item 1:  Financial Statements

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                               AS OF JUNE 30, 1996

                                        ASSETS

Current assets:
     Cash and cash equivalents                                     $    348,810
     Certificate of deposit                                           1,000,000
     Prepaid expenses                                                   453,242
     Inventory                                                          184,757
                                                                   ------------
           Total current assets                                       1,986,809
                                                                   ------------

Property and equipment:
     Furniture and fixtures                                             312,238
     Leasehold improvements                                             640,704
     Purchased lease                                                    120,000
     Computer equipment                                                  33,318
                                                                   ------------
                                                                      1,106,260
     Less, Accumulated depreciation                                (    101,996)
                                                                   -------------
                                                                      1,004,264
                                                                   ------------

Other assets:
     Deferred offering costs                                             37,500
     Lease and equipment deposits                                       203,537
           Total other assets                                           241,037
                                                                   ------------


                Total assets                                       $  3,232,110
                                                                   ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $    146,578
     Accrued expenses                                                   273,343
     Deferred revenue                                                    68,072
                                                                   ------------
                Total current liabilities                               487,993
                                                                   ------------

Deferred rent                                                           145,323
                                                                   ------------

Commitments and contingencies:

Stockholders' equity:
     Common stock, par value $0.001 per share,
      10,000,000 shares authorized, 2,014,342
      shares issued and outstanding                                       2,014
     Additional paid in capital                                       7,819,741
     Deficit accumulated during the development stage              (  5,222,961)
                                                                   ------------
                Total commitments and contingencies                   2,598,794
                                                                   ------------
                Total liabilities and stockholders' equity         $  3,232,110
                                                                   ============

                 See accompanying notes to financial statements

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three months ended             Six months ended    December 18, 1992
                                                            June 30,                     June 30,
                                                            --------                     --------         (Inception) to
                                                       1996          1995           1996          1995     June 30, 1996
                                                       ----          ----           ----          ----     -------------
Revenues:
Services                                            $  542,419    $  150,303    $  929,596   $   288,218   $ 2,395,452
Products                                               138,947        23,562       267,287        53,117       770,184
Royalties, franchise fees and other                       --            --            --           2,034        46,558
                                                    ----------    ----------    ----------    ----------    ----------

           Total                                       681,366       173,865     1,196,883       343,369     3,212,194
                                                    ----------    ----------    ----------    ----------    ----------

Operating expenses:
Salaries and wages                                     321,208       193,533       617,591       230,243     2,500,666
Cost of products sold, buying and occupancy            107,956        22,309       218,476        39,299       596,039
Rental expense                                         146,209        60,777       285,185       119,588       957,008
Advertising and promotion                               23,642         8,346        43,979        16,675       339,651
Non-cash financial advisory fees                       131,250          --         218,750          --         218,750
General and administrative                             385,064       433,672       834,898       703,369     3,086,677
Depreciation                                            20,400         5,681        40,800        11,362       130,388
Waived salaries                                           --            --            --          30,000       350,000
                                                    ----------    ----------    ----------    ----------    ----------
           Total                                     1,135,729       724,318     2,259,679     1,150,536     8,179,179
                                                    ----------    ----------    ----------    ----------    ----------

Net loss from operations                              (454,363)     (550,453)   (1,062,796)     (807,167)   (4,966,985)
                                                    ----------    ----------    ----------    ----------    ----------

Other income (expense):
Interest Income                                          6,822        55,788        16,030        99,070       165,720
Interest expense                                          --            --              --      (313,696)     (421,696)
                                                    ----------    ----------    ----------    ----------    ----------

           Total                                         6,822        55,788        16,030      (214,626)     (255,976)
                                                    ----------    ----------    ----------    ----------    ----------

Net loss                                           ($  447,541)  ($  494,665)  ($1,046,766)  ($1,021,793)  ($5,222,961)
                                                    ----------    ----------    ----------    ----------    ----------

Weighted average number of
   shares outstanding during the period              1,825,782     1,750,000     1,790,553     1,386,250
                                                    ----------    ----------    ----------    ----------

Net loss per common share and equivalents           $    (0.25)   $    (0.28)   $    (0.58)   $    (0.74)
                                                    ----------    ----------    ----------    ----------

                 See accompanying notes to financial statements
                                     Page 4

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Six months ended       Six months ended   December 18, 1992
                                                                            June 30,               June 30,
                                                                            --------               --------        (Inception) to
                                                                              1996                   1995           June 30, 1996
                                                                              -----                  -----          -------------

Cash flows from operating activities:
     Net loss                                                          ($  1,046,766)          ($  1,021,793)      ($  5,222,961)
                                                                        ------------            ------------        ------------
     Adjustments to reconcile net loss to net cash used
        by operating activities:
        Depreciation and amortization                                         40,800                  11,362             115,735
        Salaries waived by officers                                              -                    30,000             350,000
        Warrant financing costs                                                  -                   306,500             412,500
        Options granted as compensation                                      525,000                     -               631,830
        Common stock issued to former franchisee and
        consultant                                                               -                       -                66,915
        (Increase) decrease in:
             Accounts receivable                                               9,054                  29,000                  -
             Prepaid expenses                                          (     343,554)          (      79,231)      (     453,242)
             Inventory                                                        32,952           (      54,016)      (     184,757)
             Other assets                                              (      76,224)                159,573       (     241,037)
        Increase (decrease) in:
              Accounts payable and accrued expenses                    (     218,240)                143,161             419,921
              Deferred revenues and rent                               (      62,526)          (      20,840)            213,395
              Accrued officer expenses                                           -             (      67,040)                 -
                                                                        ------------            ------------        ------------

                    Total adjustments                                  (      92,738)                458,469           1,331,260
                                                                        ------------            ------------        ------------

Net cash used in operating activities                                  (   1,139,504)          (     563,324)      (   3,891,701)
                                                                        ------------            ------------        ------------

Cash flows from investing activities:
     Purchase of certificate of deposit                                          -                       -         (   1,000,000)
     Purchased lease                                                             -                       -         (     120,000)
     Purchase of property and equipment                                (     179,173)          (      72,137)      (     986,260)
                                                                        ------------            ------------        ------------

Net cash used in investing activities                                  (     179,173)          (      72,137)      (   2,106,260)
                                                                        ------------            ------------        ------------

Cash flows from financing activities:
     Net proceeds from the issuance of common stock                          445,750               5,127,732           6,346,771
     Proceeds from issuance of bridge notes and short-term debt                  -                       -               605,000
     Payment of bridge notes and short-term debt                                 -             (     605,000)      (     605,000)
     Payment of officer loan payable                                             -             (      15,000)                 -
                                                                        ------------            ------------        ------------

Net cash provided by financing activities                                    445,750               4,507,732           6,346,771
                                                                        ------------            ------------        ------------

Net increase (decrease) in cash and cash equivalents                   (     872,927)              3,872,271             348,810
Cash and cash equivalents, beginning of period                             1,221,737                  81,044                  -
                                                                        ------------            ------------        ------------

Cash and cash equivalents, end of period                               $     348,810           $ 3,953,315         $     348,810
                                                                        ------------            ------------        ------------

Supplemental  disclosures of cash flow information:
Cash paid during the period
     for:
           Interest                                                    $         -                  $ 13,696       $      20,892
                                                                        ------------            ------------        ------------

           Income taxes                                                $       1,500                $ 1,375        $       2,875
                                                                        ------------            ------------        ------------

                 See accompanying notes to financial statements
                                     Page 5

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                         ( A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


DESCRIPTION OF BUSINESS

The Great American Backrub Store, Inc. (the "Company"), formerly American Pleasure, Inc., is an owner/operator of retail stores which provide seated, fully clothed back rubs and sell back related products. The Company, incorporated on December 28, 1992, began operations in August, 1993 and opened its first store for business in October, 1993. As of June 30, 1996, the Company has nine locations, eight in New York City and one in White Plains, NY at the "Westchester" mall.

Management believes that the Company's planned principal operations, the establishment of Company-owned stores and franchised stores throughout the country, have not yet commenced. The initial nine stores have been used to continue to develop and modify the Company's retail concept. Accordingly, the accompanying financial statements have been presented as a development stage company, in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

NOTE 1 -  INITIAL PUBLIC OFFERING

In an initial public offering completed on March 7, 1995, the Company sold 1,250,000 shares of common stock for approximately $6,250,000 which, after commissions and fees, provided the Company with net proceeds of approximately $5,127,732.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of June 30, 1996 and the condensed statements of operations and cash flows for the six month periods ended June 30, 1996 and 1995, and the period December 18, 1992 (inception) to June 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1996 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1995.

The results of operations for the six month periods ending June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent all amounts held in banks and money market accounts and short term investments such as United States Treasury Bills with original maturities of three months or less.

NOTE 3 - EARNINGS PER SHARE

Net loss per common share for the six month period ended June 30, 1996 is computed by dividing net loss by the weighted average common shares outstanding during the period. The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.

Net loss per common share for the six month period ended June 30, 1995 is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding, adjusted for the effects of applying Securities and Exchange Commission Staff Accounting Bulletin No. 83, using the treasury stock method.

NOTE 4 - STOCK OPTIONS

At the Company's 1994 annual meeting of shareholders held on July 18, 1994, the Company's shareholders approved the Employee Plan. The purpose of the Employee Plan is to promote the success of the Company by providing a method whereby eligible employees of the Company and its subsidiaries, as defined therein, may be awarded additional remuneration for services rendered, thereby increasing their personal interest in the Company. The Employee Plan is also intended to aid in attracting persons of suitable ability to become employees of the Company and its subsidiaries. The plan covers an aggregate of 75,000 shares of the Company's Common Stock. As of June 30, 1996, options to purchase 8,500 shares of Common Stock were outstanding under the plan.

In December 1994, the Company granted ten-year options to purchase 120,000 shares of Common Stock to each of Messrs. Zanker, Murray, and Steven Thompson, then the Company's Chief Financial Officer. Such options are exercisable at a price of $3.75 per share. One-third of such options became exercisable in March, 1995, one-third became exercisable in December 1995 and one-third become exercisable in December 1996. In July 1995, the Company granted five-year options to purchase 100,000 shares of Common Stock to each of Messrs. Zanker and Murray. Such options are exercisable at a price of $1.875 per share. All such options are currently exercisable. In July 1995, the Company granted options to purchase 10,000 shares of Common Stock to Mr. Dee. Such options are exercisable at a price of $2.5625 per share. Options to purchase 5,000 shares vest and become exercisable in July 1996 and options to purchase an additional 5,000 shares vest and become exercisable in July 1997. All such options expire on the day before the 5-year anniversary of vesting. In December 1995, the Company granted options to purchase 90,000 shares of Common Stock to Mr. Dee. Such options are exercisable at a price of $2.375 per share. Options to purchase 45,000 shares are currently exercisable and options to purchase an additional 45,000 shares vest and become exercisable in December 1996. All such options expire on the day before the 5-year anniversary of vesting. In March 1995, the Company granted ten-year options to purchase 100,000 shares of Common Stock to a consultant to the Company. Such options are exercisable at a price of $5.00 per share. All such options are currently exercisable. In July 1995, the Company granted five-year options to purchase 25,000 shares of Common Stock to a consultant to the Company. Such options are exercisable at a price of $4.00 per share. All such options are currently exercisable. In August 1995, the Company granted three-year options to purchase 100,000 shares of Common Stock to a consultant to the Company, of which options to purchase 14,000 shares have been exercised to date. Such options are exercisable at a price of $2.375 per share. All such options are currently exercisable. In February, 1996, the Company granted warrants to purchase 300,000 shares of Common Stock to a financial advisor and consultant to the Company, 100,000 of which are exercisable at a price of $1.00 per share, all of which have been exercised, and 200,000 of which are exercisable at a price of $2.50 per share, of which 100,000 have been exercised.

NOTE 5 - LEASES

The Company leases retail stores and office equipment. All of the retail stores are leased under noncancelable agreements which expire at various dates through the year 2005. The agreements, which have been classified as operating leases, require the Company to pay insurance, taxes and other maintenance costs.

Rent expense amounted to $146,209 and $60,777 for the three month periods ended June 30, 1996 and 1995, respectively. Rent expense amounted to $285,185 and $119,588 for the six month periods ended June 30, 1996 and 1995, respectively. Rent expense from December 18, 1992(inception) to June 30, 1996 was $957,008.

NOTE 6 - FINANCIAL ADVISORY AND CONSULTING AGREEMENT

On February 7, 1996, the Company entered into a financial advisory and consulting agreement with an investment banking firm to, among other things, advise the Company on the possible sale of additional securities, as well as to introduce and assist in the evaluation of potential merger and partnering opportunities.

The agreement is for a period of one year commencing as of February 1, 1996 and includes (i) a $100,000 retainer paid on the execution of the agreement (ii) warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.00 per share excercisable from the date of agreement to and including January 31, 1997(all of which have been exercised) and (iii)warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $2.50 per share exercisable from the date of the agreement to and including January 31, 1998(100,000 of which have been exercised).

Such warrants have resulted in a non-cash charge of $131,250 for the three month period ended June 30, 1996 and $218,750 for the six month period ended June 30, 1996.

ITEM 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements and the related notes thereto included elsewhere herein.

GENERAL

The Company's revenues are derived from the service of seated, fully clothed back rubs and the sale of stress reducing products. The Company began operations in August, 1993, and opened its first store for business in October, 1993. The Company currently owns and operates ten locations, nine in New York City and one in White Plains, NY at the "Westchester" mall.

The Company is actively negotiating for several additional locations, primarily in the New York metropolitan area, to continue its expansion plans. For the three month period ended June 30, 1996, the Company successfully reached an agreement on one addition location and opened a new store on May 18, 1996 in Brooklyn, New York. The tenth Great American BackRub Store opened for business on July 20, 1996.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1995 AND SIX MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1995

The Company is in the development stage and has not had significant revenues since the commencement of its retail store operations in October, 1993. From this time through June 30, 1996, the Company has generated cumulative revenue of $3,212,194 while incurring a cumulative loss of $5,222,961. The losses to date have been primarily associated with the Company's establishment of a corporate and administrative infrastructure to position itself to open additional retail stores. For the three month period ended June 30, 1996, overall retail store operations were profitable. The Company anticipates this trend to continue as existing stores mature and new stores are opened. The Company does, however, expects to incur additional operating losses for the next twelve months and possibly longer as it embarks on its planned expansion.

The Company presently sells services in the form of its back rubs, and products, in the form of a variety of massage and stress reduction products, in its retail stores. Since inception, sales of services have accounted for 75% of total revenue, products for 24% and the remaining 1% from other sources. Since the Company is still a development stage enterprise, it is not clear whether these percentages are indicative of future ratios in a larger operation.

For the three months ended June 30, 1996, revenues from services and products at the Company's stores increased 292% to $681,366 from the corresponding 1995 period. This increase was mainly attributed to increased traffic and the opening of additional stores as compared to the corresponding 1995 period. Operating expenses were $1,135,729 for the three month period ended June 30, 1996 as compared to $724,318 for the same period in the prior year, an increase of 57%. This increase was primarily due to the development of a management team, operational systems, marketing and design plans in the implementation of the Company's expansion plans and non cash charges relating to the issuance of options of approximately $130,000. Of these amounts, approximately $508,870 was related to corporate overhead expenses and $626,859 to store level operations for the three month period ended June 30,1996. However, the net loss for the three month period ended June 30, 1996 decreased to $447,541 compared to $494,665 for the prior year. This decrease was primarily due to the Company's overall retail store operations being profitable for the three month ended June 30, 1996. For the period, store level profitably was approximately $52,000. The Company expects that store level profitability will improve and that its operating losses will continue to narrow as existing stores mature and new stores are opened. No provision for income taxes was required during either period due to the Company's incurrence of net operating losses.

For the six months ended June 30,1996, revenues from services and products at the Company's stores increased 249% to $1,196,883 from the corresponding 1995 period. This increase was mainly attributed to increased traffic and the opening of additional stores as compared to the corresponding 1995 period. Operating expenses were $2,259,679 for the six month period ended June 30, 1996 as compared to $1,150,536 for the same period in the prior year, an increase of 96%. This increase was primarily due to the development of a management team, operational systems, marketing and design plans in the implementation of the Company's expansion plans and non cash charges relating to the issuance of options of approximately $220.000. As a result of the increased operating expenses, net loss for the six month period ended June 30, 1996 increased to $1,046,766 compared to $1,021,793 for the prior year. No provision for income taxes was required during either period due to the Company's incurrence of net operating losses.

While general and administrative expenses are expected to increase due to the need for additional management and administrative support for the Company's expanding operations, these expenses as a percentage of total revenue are expected to decline as total revenue increases. Other expense items, such as advertising and promotion, salaries and wages, cost of products, however, are related to retail operations themselves and their relative percentages to total revenues are likely to remain fairly constant in the near term but should decrease as the Company streamlines it operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $1,498,816 in working capital as of June 30, 1996, compared with working capital of $3,758,199 as of June 30, 1995. The decrease is primarily due to amounts spent on property, equipment and leasehold improvements to fund the Company's initial nine stores and amounts spent on operations in the development of a corporate infrastructure in anticipation of the Company's growth strategy.

From inception to June 30, 1996, the Company has used cash for operating activities of $3,891,701 and spent an additional $2,106,260 for the purchase of property, equipment, purchased leases, leasehold improvements and investments. These expenditures have been offset by the net cash provided by financing activities, principally from the Company's October, 1993 private placement of Common Stock, aggregating $870,000, the December, 1994 Bridge Financing in the principal amount of $275,000, the Company's March 1995 public offering of Common Stock resulting in the net proceeds of approximately $5,127,732 and the issuance of Common Stock to warrant and option holders of approximately $445,000. See "Statement of Cash Flows" included in the Company's unaudited financial statements.

Inasmuch as the Company continues to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with its proposed expansion, the Company anticipates that losses will continue for at least the next 12 months and until such time, if ever, as the Company is able to generate significant revenues or achieve profitable operations. As a result, in their report of the Company's financial statements as of December 31, 1995, the Company's independent certified public accountants have included an explanatory paragraph that describes factors raising substantial doubt about the Company's ability to continue as a going concern.

                                     PART II

                                OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits:
                     Exhibit 11: Statement re: Computation of per share earnings
                     Exhibit 27: Financial Data Schedule

            (b) Reports on Form 8-K
                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE GREAT AMERICAN BACKRUB STORE, INC.
                                        --------------------------------------
                                                   Registrant



Date:  August 14, 1996
                                        /s/Keith R. Dee
                                        ---------------
                                        Keith R. Dee, Chief Financial Officer
                                        (duly authorized officer and principal
                                        financial officer and principal
                                        accounting officer) and Secretary

                                  EXHIBIT INDEX


EXHIBITS                               DESCRIPTION

    11                     Statement re: Computation of per share earnings

    27                     Financial Data Schedule