Form 10QSB
period 1996-09-30
GREAT AMERICAN BACKRUB STORE INC
filed 1996-11-13
CIK 934006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

 X       Quarterly  Report  Pursuant  to  Section 13 or  15(d)  of the  Security
---      Exchange  Act of 1934 For the  Quarterly  period  ended  September 30,
         1996.

         Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
---      Exchange Act of 1934 For the Transition Period from______ to ______.

Commission file number:    0-25334

                     THE GREAT AMERICAN BACKRUB STORE, INC.
        (Exact name of Small Business Issuer as specified in the charter)


                   New York                              13-3729043
                   --------                              ----------
         (State of Incorporation)           (I.R.S. Employer Identification No.)

                425 Madison Avenue, Suite 605, New York, NY 10017
                -------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 750-7046

         Check whether the issuer: (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months ( or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                          No
            ----------                        ----------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                            Outstanding at October 29, 1996
         -----                            -------------------------------
Common Stock, $.001 par value             2,236,454

         Transitional Small Business Disclosure Format(check one):

         Yes                                No    X
            ----------                        ----------

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

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                         (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                            As of September 30, 1996

Part 1:  Financial Information
Item 1:  Financial Statements


                                     ASSETS




Current assets:
     Cash and cash equivalents                                      $ 1,239,465
     Prepaid expenses                                                   293,462
     Inventory                                                          293,478
                                                                    -----------
               Total current assets                                   1,826,405

Property and equipment:
     Furniture and fixtures                                             356,258
     Leasehold improvements                                             677,001
     Purchased lease                                                    120,000
     Computer equipment                                                  33,318
                                                                    -----------
                                                                      1,186,577
     Less, Accumulated depreciation                                    (122,896)
                                                                    -----------
                                                                      1,063,681
                                                                    -----------

Other assets:
     Deferred offering costs                                             37,500
     Lease and equipment deposits                                       209,336
                                                                    -----------
               Total other assets                                       246,836
                                                                    -----------


                    Total assets                                    $ 3,136,922
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $   120,305
     Accrued expenses                                                   279,324
     Deferred revenue                                                    49,445
                                                                    -----------
                    Total current liabilities                           449,074
                                                                    -----------

Deferred rent                                                           185,108
                                                                    -----------

Commitments and contingencies
Stockholders' equity:
     Common stock, par value $0.001 per share,
      10,000,000 shares authorized, 2,226,342
      shares issued and outstanding                                       2,226
     Additional paid in capital                                       8,223,342
     Deficit accumulated during the development stage                (5,722,828)
                                                                    -----------
                                                                      2,502,740
                                                                    -----------
                    Total liabilities and stockholders' equity      $ 3,136,922
                                                                    ===========


                 See accompanying notes to financial statements.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Three months ended            Nine months ended
                                                  September 30,                 September 30,         December 18, 1992
                                                  -------------                 -------------           (Inception) to
                                                1996           1995           1996           1995     September 30, 1996
                                                ----           ----           ----           ----     ------------------
Revenues:
Services                                     $   597,793    $   247,760    $ 1,527,390    $   535,977    $ 2,993,245
Products                                         174,827         46,577        442,114         99,694        945,011
Royalties, franchise fees and other                 --             --             --            2,035         46,558
                                             -----------    -----------    -----------    -----------    -----------

              Total                              772,620        294,337      1,969,504        637,706      3,984,814
                                             -----------    -----------    -----------    -----------    -----------

Operating expenses:
Salaries and wages                               358,606        269,799        991,435        713,770      2,859,272
Cost of products sold,buying and occupancy       122,407         24,094        300,252         50,495        718,446
Rental expense                                   178,581         79,862        463,798        199,420      1,135,589
Advertising and promotion                         36,383         26,441         73,862         75,937        376,034
Non-cash financial advisory fees                 131,250           --          350,000           --          350,000
General and administrative                       490,938        383,523      1,356,342        868,473      3,577,615
Depreciation                                      20,900          3,000         61,700         14,362        151,288
Waived salaries                                     --             --             --           30,000        350,000
                                             -----------    -----------    -----------    -----------    -----------

              Total                            1,339,065        786,719      3,597,389      1,952,457      9,518,244
                                             -----------    -----------    -----------    -----------    -----------

Net loss from operations                        (566,445)      (492,382)    (1,627,885)    (1,314,751)    (5,533,430)
                                             -----------    -----------    -----------    -----------    -----------

Other income (expense):
Interest Income                                   66,578         30,687         82,607        129,757        232,298
Interest expense                                    --             --             --         (313,696)      (421,696)
                                             -----------    -----------    -----------    -----------    -----------

              Total                               66,578         30,687         82,607       (183,939)      (189,398)
                                             -----------    -----------    -----------    -----------    -----------

Net loss                                     ($  499,867)   ($  461,695)   ($1,545,278)   ($1,498,690)   ($5,722,828)
                                             ===========    ===========    ===========    ===========    ===========

Weighted average number of
   shares outstanding during the period        1,997,411      1,750,000      1,859,506      1,507,500
                                             ===========    ===========    ===========    ===========

Net loss per common share and equivalents    $     (0.25)   $     (0.26)   $     (0.83)   $     (0.99)
                                             ===========    ===========    ===========    ===========


                 See accompanying notes to financial statements.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Nine months ended   Nine months ended  December 18, 1992
                                                                       September 30,      September 30,      (Inception) to
                                                                           1996               1995         September 30, 1996
                                                                        -----------        -----------        -----------
Cash flows from operating activities:
     Net loss                                                           ($1,545,278)       ($1,468,690)       ($5,722,828)
                                                                        -----------        -----------        -----------
     Adjustments to reconcile net loss to net cash used
        by operating activities:
        Depreciation and amortization                                        61,700             14,362            137,751
        Salaries waived by officers                                            --               30,000            350,000
        Warrant financing costs                                                --              306,500            412,500
        Options granted as compensation                                     525,000               --              631,830
        Common stock issued to former franchisee and
        consultant                                                             --                 --               66,915
        (Increase) decrease in:
             Accounts receivable                                              9,054              9,641               --
             Prepaid expenses                                              (183,774)          (181,130)          (293,462)
             Inventory                                                      (75,769)          (136,438)          (293,478)
             Other assets                                                   (82,023)           146,873           (246,836)
        Increase (decrease) in:
              Accounts payable and accrued expenses                        (238,771)           135,701            399,629
              Deferred revenues and rent                                    (41,368)            (4,134)           234,553
              Accrued officer expenses                                         --              (67,040)              --
                                                                        -----------        -----------        -----------
                    Total adjustments                                       (25,951)           254,335          1,399,402
                                                                        -----------        -----------        -----------

Net cash used in operating activities                                    (1,571,229)        (1,214,355)        (4,323,426)
                                                                        -----------        -----------        -----------
Cash flows from investing activities:
     Purchase of certificate of deposit                                        --                 --           (1,000,000)
     Maturity of certificate of deposit                                   1,000,000               --            1,000,000
     Purchased lease                                                           --                 --             (120,000)
     Purchase of property and equipment                                    (259,490)          (446,188)        (1,066,577)
                                                                        -----------        -----------        -----------
Net cash used in investing activities                                       740,510           (446,188)        (1,186,577)
                                                                        -----------        -----------        -----------

Cash flows from financing activities:
     Net proceeds from the issuance of common stock                         848,447          5,127,732          6,749,468
     Proceeds from issuance of bridge notes and short-term debt                --                 --              605,000
     Payment of bridge notes and short-term debt                               --             (605,000)          (605,000)
     Payment of officer loan payable                                           --              (15,000)              --
                                                                        -----------        -----------        -----------

Net cash provided by financing activities                                   848,447          4,507,732          6,749,468
                                                                        -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents                         17,728          2,847,189          1,239,465
Cash and cash equivalents, beginning of period                            1,221,737             81,044               --
                                                                        -----------        -----------        -----------

Cash and cash equivalents, end of period                                $ 1,239,465        $ 2,928,233        $ 1,239,465
                                                                        ===========        ===========        ===========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
           Interest                                                              $-        $    13,696        $    20,892
                                                                        ===========        ===========        ===========
           Income taxes                                                 $     1,500        $     1,375        $    12,686
                                                                        ===========        ===========        ===========


                 See accompanying notes to financial statements.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Description of Business

The Great American Backrub Store, Inc. (the "Company"), formerly American Pleasure, Inc., is an owner/operator of retail stores which provide seated, fully clothed back rubs and sell back related products. The Company, incorporated on December 28, 1992, began operations in August, 1993 and opened its first store for business in October, 1993. As of September 30, 1996, the Company has ten locations, nine in New York City and one in White Plains, NY at the "Westchester" mall.

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

Note 2 - Condensed Financial Statements

The condensed balance sheet as of September 30, 1996 and the condensed statements of operations and cash flows for the nine month periods ended September 30, 1996 and 1995, and the period December 18, 1992 (inception) to September 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1995.

The results of operations for the nine month periods ending September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents

Cash and cash equivalents represent all amounts held in banks and money market accounts and short term investments such as United States Treasury Bills with original maturities of three months or less.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 3 - Earnings per Share

Net loss per common share for the nine month period ended September 30, 1996 is computed by dividing net loss by the weighted average common shares outstanding during the period. The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.

Net loss per common share for the nine month period ended September 30, 1995 is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding, adjusted for the effects of applying Securities and Exchange Commission Staff Accounting Bulletin No. 83, using the treasury stock method.


Note 4 - Stock Options

At the Company's 1994 annual meeting of shareholders held on July 18, 1994, the Company's shareholders approved the Employee Plan. The purpose of the Employee Plan is to promote the success of the Company by providing a method whereby eligible employees of the Company and its subsidiaries, as defined therein, may be awarded additional remuneration for services rendered, thereby increasing their personal interest in the Company. The Employee Plan is also intended to aid in attracting persons of suitable ability to become employees of the Company and its subsidiaries. The plan covers an aggregate of 75,000 shares of the Company's Common Stock. As of September 30, 1996, options to purchase 8,500 shares of Common Stock were outstanding under the plan.

In December 1994, the Company granted ten-year options to purchase 120,000 shares of Common Stock to each of Messrs. Zanker, Murray, and Steven Thompson, then the Company's Chief Financial Officer. Such options are exercisable at a price of $3.75 per share. One-third of such options became exercisable in March, 1995, one-third became exercisable in December 1995 and one-third become exercisable in December 1996. In July 1995, the Company granted five-year options to purchase 100,000 shares of Common Stock to each of Messrs. Zanker and Murray, each exercisable at a price of $1.875 per share. All such options have been exercised. In July 1995, the Company granted options to purchase 10,000 shares of Common Stock to Mr. Dee. Such options are exercisable at a price of $2.5625 per share. Options to purchase 5,000 shares vest and become exercisable in July 1996 and options to purchase an additional 5,000 shares vest and become exercisable in July 1997. All such options expire on the day before the 5-year anniversary of vesting. In December 1995, the Company granted options to purchase 90,000 shares of Common Stock to Mr. Dee. Such options are exercisable at a price of $2.375 per share. Options to purchase 45,000 shares are currently exercisable and options to purchase an additional 45,000 shares vest and become exercisable in December 1996. All such options expire on the day before the 5-year anniversary of vesting. In March 1995, the Company granted ten-year options to purchase 100,000 shares of Common Stock to a consultant to the Company. Such options are exercisable at a price of $5.00 per share. All such options are currently exercisable. In July 1995, the Company granted five-year options to purchase 65,000 shares of Common Stock to consultants to the Company. Such options are exercisable at a price of $4.00 per share. All such options are currently exercisable. In August 1995, the Company granted three-year options to purchase 100,000 shares of Common Stock to a consultant to the Company, of which options to purchase 23,500 shares have been exercised to date. Such options are exercisable at a price of $2.375 per share. All such options are currently exercisable. In February, 1996, the Company granted warrants to purchase 300,000 shares of Common Stock to a financial advisor and consultant to the Company, 100,000 of which are exercisable at a price of $1.00 per share, all of which have been exercised, and 200,000 of which are exercisable at a price of $2.50 per share, of which 100,000 have been exercised. In August 1996, the Company granted five-year options to purchase 600,000 shares of Common Stock to Mr. Zanker, 325,000 shares of Common Stock to Mr. Murray and 75,000 shares of Common Stock, to Mr. Dee. Such options are exercisable at a price of $2.625 per share. All such options are currently exercisable.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 - Leases

The Company leases retail stores and office equipment. All of the retail stores are leased under noncancelable agreements which expire at various dates through the year 2005. The agreements, which have been classified as operating leases, require the Company to pay insurance, taxes and other maintenance costs.

Rent expense amounted to $178,581 and $79,862 for the three month periods ended September 30, 1996 and 1995, respectively. Rent expense amounted to $463,798 and $199,420 for the nine month periods ended September 30, 1996 and 1995, respectively. Rent expense from December 18, 1992(inception) to September 30, 1996 was $1,135,589.

Note 6 - Financial advisory and consulting agreement

On February 7, 1996, the Company entered into a financial advisory and consulting agreement with an investment banking firm to, among other things, advise the Company on the possible sale of additional securities, as well as to introduce and assist in the evaluation of potential merger and partnering opportunities.

The agreement is for a period of one year commencing as of February 1, 1996 and includes (i) a $100,000 retainer paid on the execution of the agreement, (ii) warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share excercisable from the date of agreement to and including January 31, 1997(all of which have been exercised) and (iii)warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $2.50 per share exercisable from the date of the agreement to and including January 31, 1998(100,000 of which have been excercised).

Such warrants have resulted in a non-cash charge of $131,250 for the three month period ended September 30, 1996 and $350,000 for the nine month period ended September 30, 1996.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A Development Stage Company)

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

The Company is actively negotiating for several additional locations, primarily in the New York Metropolitan area to continue its expansion plans. For the three month period ended September 30, 1996, the Company successfully opened its tenth Great American BackRub Store and was in the final stages of lease negotiations for several additional stores. Subsequent to September 30, 1996, the Company was able to reach agreements on three additional locations, all expected to open in the fourth quarter this year.

Results of Operations

Three month period ended September 30, 1996 compared to three month period ended September 30, 1995 and nine month period ended September 30, 1996 compared to nine month period ended September 30, 1995

The Company is in the development stage and has not had significant revenues since the commencement of its retail store operations in October, 1993. From this time through September 30, 1996, the Company has generated cumulative revenue of $3,984,814 while incurring a cumulative loss of $5,722,828. The losses to date have been primarily associated with the Company's establishment of a corporate and administrative infrastructure to position itself to open additional retail stores. For the three month period ended September 30, 1996, retail store operations reflected a small loss although overall stores opened more than one year were profitable. The Company anticipates this trend to continue as existing stores mature and new stores are opened. In addition, the Company expects to incur additional operating losses for the next twelve months and possibly longer as it embarks on its planned expansion.

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

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A Development Stage Company)

Results of Operations- cont'd

For the three months ended September 30, 1996, revenues from services and products at the company's stores increased 162% to $772,620 from the corresponding 1995 period. This increase was mainly attributed to increased traffic and the opening of additional stores as compared to the corresponding 1995 period. Operating expenses were $1,339,065 for the three month period ended September 30, 1996 as compared to $786,719 for the same period in the prior year, an increase of 70%. This increase was primarily due to the development of a management team, operational systems, marketing and design plans in the implementation of the Company's expansion plans and non cash charges relating to the issuance of options of approximately $130,000. Of these amounts, approximately $490,938 was related to corporate overhead expenses and $848,127 to store level operations for the three month period ended September 30,1996. For the period, store level losses were approximately $11,000. The Company expects that store level profitability will improve and that its operating losses will continue to narrow as existing stores mature and new stores are opened. No provision for income taxes was required during either period due to the Company's incurrence of net operating losses.

For the nine months ended September 30,1996, revenues from services and products at the company's stores increased 209% to $1,969,504 from the corresponding 1995 period. This increase was mainly attributed to increased traffic and the opening of additional stores as compared to the corresponding 1995 period. Operating expenses were $3,597,389 for the nine month period ended September 30, 1996 as compared to $1,952,457 for the same period in the prior year, an increase of 84%. This increase was primarily due to the development of a management team, operational systems, marketing and design plans in the implementation of the Company's expansion plans and non cash charges relating to the issuance of options of approximately $350.000. As a result of the increased operating expenses, net loss for the nine month period ended September 30, 1996 increased to $1,545,278 compared to $1,498,690 for the prior year. No provision for income taxes was required during either period due to the Company's incurrence of net operating losses.

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

Liquidity and Capital Resources

The Company had $1,377,331 in working capital as of September 30, 1996, compared with working capital of $2,941,345 as of September 30, 1995. The decrease is primarily due to amounts spent on property, equipment and leasehold improvements to fund the Company's initial nine stores and amounts spent on operations in the development of a corporate infrastructure in anticipation of the Company's growth strategy.

From inception to September 30, 1996, the Company has used cash for operating activities of $4,323,426 and spent an additional $1,186,577 for the purchase of property, equipment, purchased leases, leasehold improvements and investments. These expenditures have been offset by the net cash provided by financing activities, principally from the Company's October, 1993 private placement of common stock, aggregating $870,000, the December 1994 Bridge Financing in the principal amount of $275,000, the Company's March 1995 public offering of common stock resulting in net proceeds of approximately $5,127,732 and the issuance of common stock to warrant and option holders of approximately $848,447. See "Statement of Cash Flows" included in the Company's unaudited financial statements.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A Development Stage Company)

Liquidity and Capital Resources- cont'd

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

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A Development Stage Company)

                                     PART II

                                OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits:
                           Exhibit 11: Statement re: Computation of per share
                                       earnings
                           Exhibit 27: Financial Data Schedule

                  (b) Reports on Form 8-K
                           None

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A Development Stage Company)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE GREAT AMERICAN BACKRUB STORE, INC.
                                                   Registrant

Date:    November 13, 1996

                                     /s/Keith R. Dee
                                     ----------------------------------------
                                     Keith R. Dee, Chief Financial Officer
                                     (duly authorized officer and principal
                                     financial officer and principal accounting
                                     officer) and Secretary

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A Development Stage Company)

                                  EXHIBIT INDEX


Exhibits                     Description
--------                     -----------
    11              Statement re: Computation of per share earnings

    27              Financial Data Schedule