Form 10QSB/A
period 1996-09-30
GREAT AMERICAN BACKRUB STORE INC
filed 1997-01-30
CIK 934006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A


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

                                     PART 1

                              FINANCIAL INFORMATION


Item 1.  Unaudited Financial Statements
         Condensed Balance Sheet                                             3
         Condensed Statements of Operations                                  4
         Statements of Cash Flows                                            5
         Notes to unaudited Financial Statements                             6

Signature Page                                                               9

Exhibit 11: Statement re: Computation of per share earnings                 10

Exhibit 27: Financial Data Schedule                                         11

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

In December 1994, the Company granted ten-year options to purchase 120,000 shares of Common Stock to each of Messrs. Zanker, Murray, and Steven Thompson, then the Company's Chief Financial Officer. Such options are exercisable at a price of $3.75 per share. One-third of such options became exercisable in March, 1995, one-third became exercisable in December 1995 and one-third become exercisable in December 1996. In July 1995, the Company granted five-year options to purchase 100,000 shares of Common Stock to each of Messrs. Zanker and Murray, each exercisable at a price of $1.875 per share. All such options have been exercised. In July 1995, the Company granted options to purchase 10,000 shares of Common Stock to Mr. Dee. Such options are exercisable at a price of $2.5625 per share. Options to purchase 5,000 shares vest and become exercisable in July 1996 and options to purchase an additional 5,000 shares vest and become exercisable in July 1997. All such options expire on the day before the 5-year anniversary of vesting. In March 1995, the Company granted ten-year options to purchase 100,000 shares of Common Stock to a consultant to the Company. Such options are exercisable at a price of $5.00 per share. All such options are currently exercisable. In July 1995, the Company granted five-year options to purchase 65,000 shares of Common Stock to consultants to the Company. Such options are exercisable at a price of $4.00 per share. All such options are currently exercisable. In August 1995, the Company granted three-year options to purchase 100,000 shares of Common Stock to a consultant to the Company, of which options to purchase 76,500 shares have been exercised to date. Such options are exercisable at a price of $2.375 per share. All such options are currently exercisable. In February, 1996, the Company granted warrants to purchase 300,000 shares of Common Stock to a financial advisor and consultant to the Company, 100,000 of which are exercisable at a price of $1.00 per share, all of which have been exercised, and 200,000 of which are exercisable at a price of $2.50 per share, of which 100,000 have been exercised.

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

Such warrants have resulted in a non-cash charge of $350,000 for the nine month period ended September 30, 1996.

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

Date:    January 28, 1997

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