Form 10KSB
period 1996-12-31
GREAT AMERICAN BACKRUB STORE INC
filed 1997-03-27
CIK 934006

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-KSB

(Mark One)
/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

         For the fiscal year ended December 31, 1996.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________ to _________

                         Commission File Number: 0-25334

                     THE GREAT AMERICAN BACKRUB STORE, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                           NEW YORK                       13-3729043
--------------------------------------------------------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

425 MADISON AVENUE SUITE 605 NEW YORK, NEW YORK             10017
--------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

Issuer's telephone number (212) 750-7046

Securities registered under Section 12(b) of the Act:

                                                   Name of each exchange
          Title of each class                       on which registered
          -------------------                       -------------------

       Common Stock, $.001 par value               Nasdaq SmallCap Market
       -----------------------------               ----------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /X/. No / /.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year:  $3,045,937

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 12, 1997. (See definition of affiliate in Rule 12b-2 of the Exchange Act) $11,368,432

NOTE: If determining whether a person is an affiliate with involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on a basis of reasonable assumptions, if the assumptions are stated.

The number of shares of Common Stock of the issuer outstanding as of February 28, 1997 is 2,416,841.

Transition Small Business Disclosure Format (check one):  Yes / /    No  /X/

                                     PART I

                  ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         The Company is a development stage company engaged in the creation of a national chain of stores under the name "The Great American BackRub Store," which offer reasonably-priced back rubs to customers while they are seated and fully clothed in a clean, open, non-threatening environment. The Company's stores will also offer back rub services off-site, to corporate offices, convention centers and tourist attractions. The Company currently owns and operates 11 retail stores in New York City, one in The Westchester mall in White Plains, New York, and one at the Woodfield Mall in the Chicago metropolitan area. In addition, the Company recently entered into franchise agreements for two locations, one at the Roosevelt Field Mall on Long Island, New York and the other at the Cherry Creek Mall in Denver, Colorado, and granted an option for a third franchise in the Los Angeles, California metropolitan area.

         The Company's growth strategy is to be implemented primarily by Terrance Murray, the Company's Chief Executive Officer, who previously served as the executive vice president, operations of Supercuts, Inc. Supercuts, Inc. is a hair care chain with in excess of 1,000 company-owned and franchised stores in 43 states and Puerto Rico. The Company believes that the substantial national retail and franchise experience of Mr. Murray are an asset to the Company.

INDUSTRY BACKGROUND

         With the increasing awareness that health is a key factor in determining worker productivity, a number of businesses have emerged to help promote physical and mental well-being. This health consciousness movement has led to the rapid expansion of businesses such as health clubs, spas, diet centers/alternative education schools, health and fitness magazines and health equipment manufacturers.

         Back pain and stress have become increasingly serious health concerns in modern society. The effects of poor posture, long hours at desks/keyboards, and increased stress and work related pressures have all resulted in a society that suffers from chronic backaches and muscular tension. The July 14, 1994 issue of THE NEW ENGLAND JOURNAL OF MEDICINE reported that backaches rank second only to respiratory infections as the leading cause of work absences and are the number one basis for worker's compensation claims and that over 80 percent of the American adult population suffers from back pain on an occasional basis.

         In recent years, preventive health care has taken on new meaning, both for the consumer and many employers. The December 25, 1994 issue of THE NEW YORK TIMES reported that a small but growing number of corporations are including massage in their employee health programs.

         Although the number is increasing, only a small percentage of Americans utilize massage on a regular basis. Management believes that this is so because of the consumer's perception that the typical back rub is high priced, not convenient to schedule or travel to, and requires the customer to be undressed. The Company believes that The Great American BackRub Store is sensitive to and addresses all of these concerns. The pricing structure ($8.95, $16.95, $28.95, $38.95 and $49.95, respectively for 5, 10, 20, 30, and 45 minute back rubs) is perceived by customers to be very reasonable. Stores are located in convenient locations and no appointments are required. The customer remains fully clothed during the entire back rub sequence and, because of the openness of the entire location, is confident of the "safeness" of the experience.

         Results from the Company's computerized point-of-sale (POS) system indicate that repeat customers account for an average of 60% of the Company's daily customers. A majority (60%) of the customers are women, with the typical customer being between the ages of 25 and 50.

CONCEPT

         By design, The Great American BackRub Store is a specialty interactive retailer offering a wide range of massage and stress reduction products. In addition to experiencing the hands-on interaction of the back rub, customers are able to view the entire process from both the street and inside the store. Once inside, customers are encouraged to sample and test the products on display. The Company therefore believes that the combination of the boutique retailer concept with back rub services makes The Great American BackRub Store a unique shopping experience.

         The Company's concept is to provide a clean, open, non-threatening environment where people can enjoy the benefits of a back rub as a daily or weekly stress relaxation technique without having to undress and without incurring the time and expense of a conventional massage. Integral to the Company's strategy is the sale of massage and stress reduction products in each of its stores, including oils, bath salts, back supports and electronic and mechanical stress reduction devices.

         The focus of the Company's service business is a 5, 10, 20, 30 or 45 minute back rub that consists of an 18-step massage sequence of the back, neck, shoulders, arms and hands conducted on the Company's specially designed back rub chair. These areas represent eighty percent of the areas normally worked on during a full body massage, without the space-consuming tables or necessity that the customer undress. In the 20, 30 and 45 minute sequences, additional time is spent on particular areas where either the customer or the therapist detects stress or tension. The percentage of customers purchasing the 20, 30 and 45 minute sequences has increased to almost 50% of services. In addition, the Company offers scalp massages and has designed a foot rub sequence which involves the customer wearing a disposable sock during a reflexology treatment.

STORE DESIGN, OPERATIONS AND CONTROLS

         The typical Great American BackRub Store location consists of approximately 600 to 1,200 square feet, including 300 to 600 square feet of retail space. Customers are seated on a specially-designed chair which provides cushioned support for the chest, arms and head. The Company's stores are designed to permit people both inside and outside the store to view the back rub process and at the same time maintain the privacy of the back rub customer.

         Each of the Company's stores will typically be staffed with a manager, an assistant manager, and between eight and twelve part-time therapists, depending upon the size of the store.

         The Company's stores, as well as intended franchisee-operated stores, will be located in leased facilities with high pedestrian traffic, including metropolitan areas, shopping malls, popular tourist attractions and specialty locations such as airports, casinos and convention centers. Stores will generally be open seven days a week from early morning to late evening.

         The back rub services are provided by licensed or certified massage therapists who, as employees, earn between $10.00 and $16.00 per hour. All therapists are required to wear the Company's standard uniform: Company shirt, white pants and white athletic shoes. See "Employees; Employee Training."

         Management has installed certain store-level internal controls which minimize incidents of employee theft and maximize the flow of pertinent data from the store to the Company's accounting department. When a customer enters a store, the receptionist greets the customer, answers any questions the customer may have, and then prepares a pre-numbered "ticket" on which the customer's name and requested service(s) are printed. The next available therapist then takes the ticket from the receptionist, leads the customer to the back rub area and performs one of three back rub sequences. At the end of the back rub sequence, the therapist verifies the ticket, escorts the customer to the receptionist and returns the ticket. The receptionist collects the payment due and issues a receipt to the customer. At no time does the therapist collect any payments from the customer. At the end of the day, all pre-numbered tickets must be accounted for, and cash deposits must balance with reports generated by the store's POS system.

         The POS system currently being used by management is that used in over 800 Supercuts stores. In addition to normal cash register functions, the system generates a sophisticated array of reports and cross checks which provide management with immediate access to sales data, labor scheduling, inventory changes, cash shortages and employee productivity. The information is automatically downloaded every night to the Company's office in New York and is available for management's review and use the following day.

INTENDED EXPANSION

         Although no assurance can be given, the Company plans to open a minimum of 40 Company-owned and/or franchised stores during the next two years. Management believes an important element of "marketing" is the selection of prime locations with heavy traffic patterns. During the initial expansion of both Company and franchised stores, sites will be generally limited to high traffic locations such as malls, popular tourist attractions, and busy specialty locations (e.g. airports, casinos and convention centers).

         Management estimates that its current average cost to open a Company-owned store location is approximately $100,000, including pre-opening costs, leasehold improvements, fixtures, equipment and store inventory. The Company, in its franchise offering circular, estimates that the initial investment required by a franchisee, including the initial franchise fee, is approximately $70,000 to $135,000, depending upon a number of variables, including leasehold related costs and improvements, inventory, equipment, training fees and staffing.

         The Company supplements its retail operations with corporate or other off-site service and intends to actively increase this portion of its business. This service involves having one or more therapists taking portable massage chairs to a place of business, convention center or tourist attraction. Since the only operating costs associated with this service are labor and transportation, the profit margins on such corporate and other offsite work are significant.

         To encourage repeat business, the Company has developed a "Frequent Rub" program which rewards repeat customers with a free back rub after the purchase of nine back rubs. The Company also actively promotes the sale of gift certificates by giving a similar discount on the purchase of nine certificates. As an extension of the gift certificate program, the Company tested a Valentine's Day card which included a gift certificate. As a result of the success of this program, the Company has expanded such program to include a line of gift and holiday certificates.

         The Company may also seek to acquire, where feasible, companies whose business is compatible with that of the Company. The Company does not currently have any agreements, commitments or arrangements with respect to any proposed acquisitions, and no assurance can be given that any acquisition opportunity will be consummated in the future. The Company is also considering the development or acquisition of a mail order catalog to sell products related to its retail operations under The Great American BackRub name.

FRANCHISE DEVELOPMENT

         The Company anticipates that a significant portion of the Company's growth will be through franchising. Management has developed a franchising program which is based largely on management's prior experience with Supercuts, Inc. The franchise plan calls for the sale of individual unit franchises as opposed to territorial sales, to control the respective sites and to limit the impact of a franchisee whose operating standards are not acceptable to management. Although sold as individual units, the intention is to sell multiple units within a market area to one franchisee in order to achieve economies of scale.

         Under the terms of the Company's current franchise agreement, the franchise fee generally is $12,500 per unit. In all cases, the royalty fee is 6% of gross revenues (both services and products) and 3% of gross revenues (both services and products) which must be paid to a cooperative advertising fund. The initial term of the franchise agreement is five years, with options (upon payment of a fee) to extend the term for an additional five years. The franchise agreement places strict limitations on the operations of the business and requires the franchisee to conform to all operations standards established by the Company. The franchise agreement also requires that all employees of the franchisee attend and complete a training course conducted or approved by the

Company. In the event the Company conducts the training class, the franchisee is required to pay the Company a fee for each employee trained.

         The Company's first franchised store (the "Las Vegas Store") opened in July 1994 in Las Vegas, Nevada. The Company entered into a franchise agreement (the "Franchise Agreement") with its Las Vegas franchisee (the "Franchisee") on June 1, 1994. Pursuant to the Franchise Agreement, the Franchisee paid the Company an initial, non-recurring, non-refundable franchise fee of $10,000. In addition, the Franchisee paid the Company a monthly royalty fee equal to 8% of the Franchisee's gross monthly revenues (as such term is defined in the Franchise Agreement). The Franchisee also paid to the Company an advertising and sales promotion fee which is equal to the greater of 3% of the Franchisee's gross monthly revenues or $1,000. On May 30, 1995, the Company and the Franchisee entered into a franchise termination agreement whereby (i) the Franchise Agreement and related sublease were terminated, (ii) the Company purchased certain assets from the Franchisee and (iii) the Company and the Franchisee provided for the mutual release of any obligations of each to the other whether arising out of the Franchise Agreement, the sublease or otherwise. The purchase price for the assets conveyed by the Franchisee to the Company was $25,000 and 18,185 shares of Common Stock. Simultaneously with the Franchise Termination Agreement, the Company closed the Las Vegas Store.

         The Company entered into two option agreements (the "Bay Area Option Agreements") with Bay Area Backs I, a California limited partnership (the "Optionee"), on June 20, 1994 and June 21, 1994, respectively, for the opening of two franchised stores in the San Francisco area. Pursuant to the Bay Area
Option Agreements, the Optionee paid to the Company $5,000 for each of two options (the "Bay Area Options") to require the Company to enter into franchise agreements with the Optionee. On May 30, 1995, the Company and the Optionee entered into an option termination agreement whereby (i) the Bay Area Option Agreements were terminated, (ii) the Company purchased certain assets from the Optionee and (iii) the Company and the Optionee provided for the mutual release of any obligations of each to the other whether arising out of the Bay Area Option Agreements or otherwise. The purchase price for the assets conveyed by the Optionee to the Company and the termination of the Bay Area Options was $27,300.

         Upon termination of the franchise and the options referred to above, the Company suspended its franchise program and focused on developing its Company-owned stores. Starting in September 1996, the Company resumed the marketing of its franchise program. In November 1996, the Company entered into two franchise agreements, one for a location at Roosevelt Field Mall, Long Island, New York, and the second for the Cherry Creek Mall, Denver, Colorado. Certain executive officers and directors of the Company have an interest in the Roosevelt Mall franchisee. See Item 12 (Certain Relationships and Related Transactions). In addition, in November 1996, the Company entered into an option agreement (the "Franchise Option Agreement") for a franchise location in the Los Angeles, California metropolitan area. Under the terms of both franchise
agreements,   the   franchisee   has  paid  the   Company  a  $12,500   initial,
non-recurring, non-refundable, franchise fee and has agreed to pay a monthly royalty equal to 6% of the franchise's gross monthly revenues (as such term is defined in the franchise agreements). Under the terms of the Franchise Option Agreement, the optionee has paid to the Company a non- refundable fee of $5,000 (to be applied to the $12,500 franchise fee in the event the optionee signs a franchise agreement within 120 days of the date of the Franchise Option Agreement) and the Company has given the optionee an exclusive right to open a Great American BackRub franchise within Los Angeles and Orange Counties, California for a period of 120 days. In the event that the optionee locates a site within said counties that is acceptable to both the Company and the optionee, the Company and the franchisee will enter into a franchise agreement with terms identical to those described above.

COMPETITION

         Management does not know of any other multi-unit retailer in the business in which the Company operates. Competition currently consists of numerous independent massage therapists, spas, salons and health clubs providing full body massage, and a limited number of massage therapists providing seated massage in non-retail "off-site" environments. As competition may be anticipated, however, due to the relatively low cost of entry and absence of substantial barriers into such business, no assurance can be given that the Company will successfully compete with any such competitors, some of whom may have substantially greater financial and other resources than the Company.

REGULATION

         The sales of franchises in the United States is subject to certain requirements established by the FTC. These requirements generally relate to the disclosure of information regarding the franchisor and the rights, duties and obligations of the prospective franchisee. These disclosures and explanations are set forth in a document called a Uniform Franchise Offering Circular (which is commonly referred to as a "UFOC"). Effective in 1995, the FTC revised the disclosure requirements for a UFOC to require, among other things, "plain English language" disclosures. The Company believes it is in compliance with these changes.

         In addition to the requirements of the FTC, certain states require that franchisors register in the state and submit a modified UFOC for approval before offering franchises in such state. These state UFOCs must comply with the applicable state laws, which vary from state to state. The Company is currently registered in New York, California and Illinois.

         Certain states in which the Company intends to operate, including the States of Illinois and New York, in which the Company currently operates 13 Company-owned stores, require the licensing of massage therapists. The Company and its massage therapist employees will also be subject to various state and local laws and ordinances.

         The Company believes that it is in compliance with all applicable laws and regulations and has all required licenses to conduct its business. However, no assurances can be given that current laws or regulations applicable to the Company's business will not change. Any such new laws or regulations or the Company's expansion into new geographic areas could subject the Company to substantial costs in order to comply with such applicable laws or regulations. Any failure by the Company to comply with any new or existing laws or regulations could subject the Company to substantial penalties.

EMPLOYEES; EMPLOYEE TRAINING

         As of December 31, 1996, the Company had 132 employees, consisting of three full-time members of management, two full-time administrative employees, 10 full-time managers, and 60 full-time and 57 part-time in-store employees. Other than members of management and the stores' managers who are salaried employees, all full and part-time personnel are hourly employees.

         The Company requires each new therapist to participate in the Company's three to five day training program as a condition to employment. The program includes extensive training relating to the Company's 5, 10, 20, 30 and 45 minute massage sequences, product knowledge and customer service. All back rub services are provided by therapists who are either licensed (in states where such licensing is required) or have completed training at a school certified by a recognized trade association.

         It is estimated by the American Massage Therapists Association that there are over 120,000 licensed/certified massage therapists in the country. The Company's experience has shown that most therapists are under-employed and are seeking part-time employment to supplement their existing private clientele. This need for part-time employment allows the Company to use flexible scheduling and minimizes payroll and benefit costs associated with full-time employment.

         Currently, the Company requires all of its employee/therapists to obtain professional liability insurance in the minimum amount of $1,000,000 through one of two professional massage organizations. In some cases the Company is permitted under the applicable policy to be named as an additional insured. In addition, the Company has obtained a professional liability policy for an additional $1,000,000 covering all of its employees.

         All of the Company's employees are non-union. The Company considers its relationship with its employees to be satisfactory.

TRADEMARK PROTECTION

         The mark THE GREAT AMERICAN BACKRUB is the subject of U.S. Trademark Registration No. 1,922,629, issued September 26, 1995. The registration includes the statement that the Company does not claim exclusive rights to use of the term "BACKRUB" alone, apart from the trademark as shown. The trademark registration will remain in full force and effect for a term of ten years from the date of issue. However, a declaration of continued use must be filed in the Trademark Office no earlier than the fifth anniversary and no later than the sixth anniversary of the registration in order to avoid cancellation of the registration. The registration gives the company prima facie nationwide exclusivity to the mark THE GREAT AMERICAN BACKRUB as against any third party adopting a confusingly similar mark after the date of issue.

RECENT AND PROPOSED FINANCING TRANSACTIONS

         On December 27, 1996, the Company consummated a bridge financing (the net proceeds of which were approximately $175,000), consisting of five and one-third investment units, each such unit comprising a promissory note in the principal amount of $49,250 and 750,000 warrants (the "Bridge Warrants"). Each such note bears interest at the rate of 10% per annum and is payable one year from the date of issue or upon an earlier public offering of equity securities of the Company. Each Bridge Warrant entitles the holder thereof to purchase one share of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") for a price of $5.00, subject to adjustment in certain circumstances, at any time during the three-year period commencing on the first anniversary of the date of issuance of the Bridge Warrants. Each share of Series A Preferred Stock pays a cumulative dividend of $.35 per annum, has a liquidation preference of $5.00 and is convertible on or after December 27, 1997 into the greater of (i) two shares of Common Stock of the Company or (ii) a number of shares of Common Stock equal to $8.00 divided by the average of the closing prices of the Common Stock for the ten trading days ending on the third trading day preceding the date of conversion (the "Closing Price") subject to further adjustment under certain circumstances. In the bridge financing, William Zanker, President of the Company, Terrance C. Murray, Chief Executive Officer of the Company, and Keith R. Dee, Chief Financial Officer of the Company, purchased an aggregate of one and one-third of the investment units. On January 27, 1997, Mr. Zanker and the Company entered into an agreement whereby Mr. Zanker rescinded his investment in the Bridge Financing, consisting of .73387 investment units, and an equal number of units were sold by the Company to another investor.

         On February 5, 1997, the Company filed with the Securities and Exchange Commission (the "Commission") a registration statement on Form SB-2 (the "Registration Statement") for the sale in an underwritten offering of 270,000 shares of Series B Convertible Preferred Stock of the Company (the "Series B Preferred Stock") at an anticipated public offering price of $10.00 per share. The terms of the proposed offering and of the Series B Preferred Stock are currently under discussion between the Company and the underwriter but are expected to provide that each share of Series B Preferred Stock will have a cumulative dividend of $.70 per annum and a liquidation preference of $10.00 and will be convertible on and after the first anniversary of the effective date of the Registration Statement into the greater of (i) four shares of Common Stock or (ii) a number of shares of Common Stock equal to $16.00 divided by the Closing Price, up to a maximum number of shares which has yet to be determined, subject to further adjustment in certain circumstances.

         Under the terms of the Bridge Warrants, upon the effectiveness of the Registration Statement described above, each Warrant shall be automatically converted into one-half of a warrant (a "Series B Warrant") each of which will entitle the holder thereof to purchase one share of Series B Convertible Preferred Stock for an initial price of $8.00 per share, subject to adjustment in certain circumstances, at any time during the three-year period commencing on the first anniversary of the effective date of such Registration Statement, and the holders of the Series B Warrants are entitled to have such Warrants and the Preferred Stock and Common Stock underlying such Warrants registered for public sale. On February 7, 1997, the Company filed a second registration statement with the Commission with respect to the sale by the holders thereof of the Series B Warrants and the Preferred Stock and Common Stock underlying such Warrants.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently has 11 New York City Great American BackRub Store locations, one location in The Westchester mall in White Plains, New York and one location in the Woodfield Mall in Schaumberg, Illinois near Chicago. Together, these stores employ a total of approximately 127 full and part-time employees. See Item 1 (Description of Business--Employees; Employee Training).

         The location and lease expiration date of each of the Company's stores are summarized below:

     LOCATION                                       LEASE EXPIRATION DATE
     --------                                       ---------------------

958 Third Avenue                                      August 31, 2003
New York, New York

323-5 Bleecker Street                                 May 31, 2005
New York, New York

527 Third Avenue                                      January 31, 2002
New York, New York

160 Spring Street                                     February 28, 2005
New York, New York

1573 Second Avenue                                    July 31, 2005
New York, New York

514 Columbus Avenue                                   December 31, 2004
New York, New York

2265 Broadway                                         October 31, 2005
New York, New York

Westchester-Store Mall                                July 14, 2005
White Plains, New York

138 7th Avenue                                        May 11, 2003
Brooklyn, New York

171 West 71st Street                                  June 30, 2006
New York, New York

250 West 91st Street                                  October 31, 2006
New York, New York

2195 Broadway                                         October 31, 2006
New York, New York

Woodfield Mall                                        December 30, 2004
Schaumberg, Illinois


         The Company's corporate office is leased and is located at 425 Madison Avenue, New York, New York. The Company believes that this office is adequate for its current and presently foreseeable needs or that adequate replacement space is available.

         ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material threatened or pending litigation.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

         ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On February 28, 1995, the Common Stock was listed for quotation on Nasdaq under the symbol "RUBB." Prior to such listing, the Common Stock had been traded on the OTC Bulletin Board since October 18, 1993. The following table sets forth, for the periods indicated, the high and low bid for the Common Stock as reported by the OTC Bulletin Board (as adjusted to reflect the 1 for 8 reverse stock split effected on February 23, 1995), as well as the high and low bid for the Common Stock on Nasdaq. Quotations reflect prices between dealers, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                                High Bid           Low Bid
                                                ---------          --------

1995
        1st Quarter........................       $ 9.00           $ 2.75
        2nd Quarter........................       $ 3.94           $ 1.84
        3rd Quarter........................       $ 2.94           $ 1.88
        4th Quarter........................       $ 4.00           $ 1.75

1996
        1st Quarter........................       $ 4.125          $ 3.06
        2nd Quarter........................       $ 6.63           $ 3.25
        3rd Quarter........................       $ 4.88           $ 2.50
        4th Quarter........................       $ 4.625          $ 3.25



                  The Company has not declared or paid any dividends on the Common Stock and does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. The Company currently intends to reinvest earnings, if any, in development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and other relevant factors.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         The Company's revenues are derived primarily from the services of seated fully clothed back rubs and the sale of back related products. The Company began operations in August 1993, and opened its first store for business in October 1993. The Company currently owns and operates 11 retail stores in New York City, one in The Westchester mall in White Plains, New York, and one at the Woodfield Mall in the Chicago metropolitan area. In addition, the Company has entered into franchise agreements for two locations, one at the Roosevelt Field Mall on Long Island, New York and the other at the Cherry Creek Mall in Denver, Colorado.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

         For the year ended December 31, 1996, revenues from services, products and franchising operations increased to $3,045,937 compared to $1,201,941 for the comparable period in the prior year. The net increase of $1,843,996 (153%) was primarily attributable to increased traffic and the opening of five new stores. Operating expenses were $5,957,568 for the year ended December 31, 1996 as compared to $3,685,191 for the comparable period in the prior year, an increase of $2,272,377 (62%). This increase was primarily due to the development of a management team, operational systems, and marketing and design plans in the implementation of the Company's expansion plans and non cash charges relating to the issuance of options of approximately $481,000.

As a result of the increased operating expenses, net loss for the year ended December 31, 1995 increased to $2,825,312 compared to $2,647,255 for the comparable period in the prior year. No provision for income taxes was required during either period due to the Company's incurrence of net operating loss carryforwards.

         While general and administrative expenses are expected to increase due to the need for additional management and administrative support for the Company's expanding operations, these expenses as a percentage of total revenue are expected to decline as total revenue increases. Other expense items, such as advertising and promotion, salaries and wages, costs of products, however, are related to retail operations themselves and their relative percentage of total revenue are likely to remain fairly constant in the near term but should decease as the Company streamlines its operations.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had $251,565 in working capital as of December 31, 1996, compared with a working capital of $1,759,595 as of December 31, 1995. The decrease is primarily due to amounts spent on property, equipment and leasehold improvements to fund the Company's expansion and amounts spent on operations in the development of a corporate infrastructure in anticipation of the Company's growth strategy.

         From inception to December 31, 1996, the Company has used cash for operating activities of $4,535,866 and spent an additional $1,577,724 for the purchase of property, equipment, purchased leases, leasehold improvements and investments. These expenditures have been offset by the net cash provided by financing activities, principally from the Company's October 1993 private placement of common stock, aggregating $870,000, bridge notes and short-term financings in the principal amount of $867,667, the Company's March 1995 public offering of common stock resulting in net proceeds of approximately $5,000,000 and the issuance of common stock to warrant and option holders of approximately $1,000,000. See "Statement of Cash Flows" included in the Company's audited financial statements.

         Inasmuch as the Company continues to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with its proposed expansion, the Company anticipates that losses will continue for at least the next 12 months and until such time, if ever, as the Company is able to generate significant revenues or achieve profitable operations. As a result, in their report on the Company's Financial Statements as of December 31, 1996, the Company's independent certified public accountants have included an explanatory paragraph that describes factors raising substantial doubt about the Company's ability to continue as a going concern.

         In accordance with management's plans, the Company has retained an investment banking advisor to advise it on the possible sale of equity securities, as well to as introduce and assist in the evaluation of potential merger and partnership opportunities. Management expects that these efforts will result in either an additional equity infusion or an introduction to other parties with interests and resources which may be compatible with that of the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there is no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. On February 5, 1997, the Company filed a registration statement to offer 270,000 shares of preferred stock for approximately $2,700,000, which, if successful, after commissions and fees, would provide the Company with net proceeds of approximately $2,000,000. See Item 1 (Description of Businesss--Recent and Proposed Financing Transactions).

                                    PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company and their positions with the Company are set forth below.


NAME                         AGE        POSITION WITH THE COMPANY
----                         ---        -------------------------

William Zanker               42         Chairman of the Board and President

Terrance C. Murray           48         Chief Executive Officer and Director

Keith Dee                    39         Chief Financial Officer and Secretary

Stephen Seligman             42         Director

Edward E. Faber              63         Director

Andrew L. Hyams              42         Director

Donald R. Fleischer          42         Director

Peter Hanelt                 51         Director


         All directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, until they resign or until they have been removed from office.

         The following is a brief summary of the background of each director and executive officer of the Company:

         WILLIAM ZANKER founded the Company in December 1992 and has served as the Chairman of the Board of Directors and President since that time. Prior to founding the Company, Mr. Zanker was the founder and from 1980 to December 1991 the Chairman of the Board of Directors and Chief Executive Officer of The Learning Annex, Inc., a national chain offering short, inexpensive educational programs in a variety of subjects. In December 1991, an involuntary petition in bankruptcy was filed against The Learning Annex, Inc. (Case No. 91-B-12582
(SDNY). From December 1991 to December 1992, Mr. Zanker was a consultant to The Learning Annex, Inc.

         TERRANCE C. MURRAY has been a director and Chief Executive Officer of the Company since December 1993. From February 1993 through November 1993, Mr. Murray was a management consultant. From May 1991 through January 1993, Mr. Murray was Executive Vice President, Operations of Supercuts, Inc., a national chain of company-owned and franchised hair care salons with headquarters in San Francisco, California. From July 1985 through April 1991, Mr. Murray was an attorney with the law firm Foley, McIntosh & Foley located in Albany, California.

         KEITH R. DEE has been the Company's Chief Financial Officer since July 1995. From January 1988 to June 1995, Mr. Dee was a partner in the certified public accounting firm of Elwell, Cangiano, Zdon & Dee LLC. Prior to forming his partnership, Mr. Dee was employed as a Certified Public Accountant at both national and regional accounting firms.

         STEPHEN SELIGMAN has been a director of the Company since February 1994. He has been Chief Executive Officer of The Learning Annex - California from January 1991 to the present. From October 1989 through December 1990, Mr. Seligman was Chief Executive Officer of The Learning Annex - New York. From 1986 through September 1989, Mr. Seligman was Chief Operating Officer of Hema Systems Limited, a blood service management company located in New York, New York.

         EDWARD E. FABER became a director of the Company on March 7, 1995. Mr. Faber was the President, Chief Executive Officer and Deputy Chairman of the Board of Directors of Supercuts, Inc. from June 1991 until he retired from active management in December 1992. During his tenure at Supercuts, Mr. Faber had primary responsibility for franchise development and marketing. From 1976 through January 1990, he held various executive positions with ComputerLand, including President from 1976 to 1983, President and Chief Executive Officer from 1985 to 1986, Chairman and Chief Executive Officer from 1986 until Computerland was sold in 1987, and Vice Chairman from 1987 to January 1990. From February 1990 to April 1991, he was Chairman and Chief Executive Officer of Dataphaz, a ComputerLand franchisee, which was sold to ComputerLand.
Additionally, from 1957 to 1969, Mr. Faber held various positions with International Business Machines. Mr. Faber also served as an officer in the United States Marine Corps.

         ANDREW L. HYAMS became a director of the Company on March 7, 1995. Mr. Hyams has been a strategic planner for the Boston Department of Health and Hospitals since September 1992 and since June 1991 has been in private law practice in health law and policy in Massachusetts. From September 1990 to May 1991, he attended the Harvard School of Public Health. From 1985 to August 1990, he served as general counsel to the Massachusetts Board of Registration in Medicine. Mr. Hyams has practiced law in New York and Massachusetts in both the public and private sectors, specializing in health law and regulation and has written and lectured in this field. Mr. Hyams is also a visiting lecturer at the Harvard School of Public Health. Mr. Hyams holds law and public health degrees from Harvard Law School and Harvard School of Public Health, respectively.

         DONALD R. FLEISCHER became a director of the Company on March 7, 1995. In 1981, Mr. Fleischer co-founded First Moments, Inc., an advertising firm which is a leader in the marketing and delivery of sample kits to targeted groups, and has served as its Executive Vice President since then. Mr. Fleischer is also President of Additions, Inc., which specializes in direct marketing, contract packaging and product fulfillment.

         PETER HANELT became a director of the Company on March 7, 1995. Mr. Hanelt has been Chief Operating Officer and Chief Financial Officer of Esprit de Corp., an international women's apparel manufacturer and retailer, since October 1993, and was a consultant in the development of Esprit's turnaround strategy between April and October 1993. During his nineteen-year career in operations and finance, Mr. Hanelt has held a number of Chief Operating Officer and Chief Financial Officer positions with such companies as Post Tool, Inc., a multi-store, multi-state retail chain (from September 1990 to December 1992); Sam & Libby, Inc., retailer and wholesaler of women's shoes (from February 1990 to August 1990); and Manetti-Farrow, Inc., the exclusive U.S. wholesaler for Gucci, Fendi and Mark Cross accessories and leather goods (from 1983 to January
1990). In addition, Mr. Hanelt held executive financial positions at various San Francisco hospitals, where he was responsible for a public bond refinancing and negotiation of a hospital affiliation. He was a certified public accountant with Deloitte & Touche in San Francisco from 1975 to 1979. Mr. Hanelt received his undergraduate degree from the U.S. Military Academy at West Point in 1967, and his M.B.A. from the University of California at Berkeley in 1975.


         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of the Common Stock, to file with the Commission initial reports of beneficial ownership ("Forms 3") and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company ("Forms 4"). Officers, directors, and greater than 10% shareholders of the Company are required by Commission regulations to furnish to the Company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10%
beneficial owners were complied with for the fiscal year ended December 31, 1996, other than as follows: during fiscal 1996, William Zanker, an officer and director of the Company, reported one transaction in a late Form 4 filing and another transaction in a second late Form 4 filing, Terrance Murray, an officer and director of the Company, reported one transaction in a late Form 4 filing, and Keith Dee, an officer of the Company, reported one transaction in a late Form 4 filing.

         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the annual compensation of the Company's chief executive officer and the other executive officers of the Company for services in all capacities to the Company during the Company's last three fiscal years.


                           SUMMARY COMPENSATION TABLE


                                           Annual Compensation
                                   -----------------------------------


                                   YEAR                      SALARY
                                   ----                      ------

William Zanker                     1994                         *
  Chairman of the Board            1995                     $108,308
                                   1996                     $177,000

Terrance C. Murray                 1994                         *
  Chief Executive Officer          1995                     $108,308
                                   1996                     $150,000

Keith R. Dee                       1995                      $ 6,000
  Chief Financial Officer          1996                     $116,539

-------------------
* Mr. Zanker and Mr. Murray did not receive any compensation for the fiscal year 1994.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
                                -----------------

                                      None

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table provides information on options/SAR exercises in 1996 by the named executive officers and the value of such officers' unexercised options/SARs at December 31, 1996.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

                                                                          Number of Securities                  Value of
                                                                         Underlying Unexercised               Unexercised
                                                                       Options/SARs at Fiscal Year    in-the-Money Options/SARs
                        Shares Acquired on                                  End Exercisable/                 Exercisable/
Name                       Exercise (#)          Value Realized ($)           Unexercisable                 Unexercisable
----                    --------------------   ---------------------   ---------------------------  ---------------------------

William Zanker                100,000                 175,500                   120,000/0               $0/0

Terrance C. Murray            100,000                 175,500                   120,000/0               $0/0

Keith R. Dee                     0                       0                    5,000/5,000           $5,000/5,000


COMPENSATION OF DIRECTORS

         Each Director who is not an employee of the Company receives $1,000 for each Board or committee meeting attended. Employees of the Company receive no additional compensation for service as a director. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

         The Company granted options to purchase 10,000 shares of Common Stock to each of Messrs. Seligman, Faber, Hyams, Fleischer and Hanelt on March 7, 1995. The options have a per share exercise price of $5.00 and vest one-third upon issuance, one-third on March 7, 1996 and one-third on March 7, 1997.

COMMITTEES OF THE BOARD

         The  Board of  Directors  has  authorized  three  standing  committees:
Executive Committee, Audit Committee, and Compensation Committee (which shall also function as the Stock Option Committee). The Audit Committee members are Donald Fleischer, Peter Hanelt (Chairman) and Stephen Seligman. The Compensation Committee members are Andrew Hyams (Chairman) and Edward Faber. The Executive Committee members are William Zanker, Terrance Murray and Stephen Seligman. Only independent directors will be appointed to the Audit and Compensation Committees.

1994 EMPLOYEE STOCK OPTION PLAN

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

         The Employee Plan provides that the maximum number of shares of Common Stock reserved for awards thereunder shall be 75,000. As of December 31, 1996, options to purchase 8,500 shares of Common Stock were outstanding under the Employee Plan at a weighted average exercise price of $3.50 per share. The Employee Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of
Section 422A of the Internal Revenue Code of 1986, as amended, and (ii) options not intended to so qualify. The exercise price of options granted under the Employee Plan may be more than or equal to the fair market value of such shares on the date of grant; provided, however, that the exercise price of an Incentive Stock Option at the time of grant thereof shall (i), if such Incentive Stock Option is being granted to a 10% shareholder, be at least 110% of the fair market value on the date of grant and (ii), if such Incentive Stock Option is being granted to any other person, be at least 100% of the fair market value on the date of grant. The Company agreed with the underwriters of its initial public offering not to grant or issue options to purchase more than 37,500 shares of Common Stock prior to February 28, 1997. Any options granted under the Employee Plan that shall expire, terminate or otherwise be annulled for any reason without having been exercised shall again be available for purposes of the Employee Plan.

         The Employee Plan is to be administered by a committee comprised of not less than two persons. Each member of the committee shall be a member of the Company's Board of Directors who during the one year period prior to service on the committee was not, and during such service is not, granted or awarded any equity securities pursuant to the Employee Plan or any other plan of the Company if such grant or award or participation in such Employee Plan would prevent such member from being a "disinterested person" with respect to the Employee Plan for purposes of Rule 16b-3 under the Exchange Act. The committee will have the power and authority to grant to eligible persons options to purchase shares of the Company's Common Stock under the Employee Plan and to determine the restrictions, terms and conditions of all such options granted as well as to interpret the provisions of the Employee Plan, any agreements relating to awards granted under the Employee Plan, and to supervise the administration of the Employee Plan.

         No Incentive Stock Options may be granted to any person for which the "fair market value," as defined within the Employee Plan, determined as of the time an Incentive Stock Option is granted to such person, of the Common Stock with respect to which Incentive Stock Options are exercisable for the first time by such person during any calendar year under all plans of the Company and its subsidiaries, shall exceed $100,000.

         Subject to the provisions of the Employee Plan with respect to death, retirement and termination of employment, the term of each option shall be for such period as the committee shall determine as set forth in the applicable option agreement, but not more than (i) five years from the date of grant in the case of Incentive Stock Options held by 10% or greater shareholders and (ii) ten years from the date of grant in the case of all other Incentive Stock Options.

         The Employee Plan is intended to comply in all respects with Rule 16b-3 under the Exchange Act. Option grants with respect to 8,500 shares of Common Stock have been awarded under the Employee Plan as of December 31, 1996.

         It is currently contemplated that approval of an amendment to the Employee Plan increasing the number of shares of Common Stock available for issuance thereunder will be sought at the Company's next annual Shareholders' Meeting which is expected to occur in May 1997.

NONQUALIFIED STOCK OPTIONS

         In December 1994, the Company granted ten year options to purchase 120,000 shares of Common Stock to each of Messrs. Zanker, Murray and Steven Thompson, then the Company's Chief Financial Officer. Such options are exercisable at a price of $3.75 per share. One-third of such options became exercisable in March 1995, one-third became exercisable in December 1995 and one-third became exercisable in December 1996. In July 1995, the Company granted five-year options to purchase 100,000 shares of Common Stock to each of Messrs. Zanker and Murray, each exercisable at a price of $1.875 per share. All such options have been exercised. In July 1995, the Company granted options to purchase 10,000 shares of Common Stock to Mr. Dee. Such options are exercisable at a price of $2.5625 per share. Options to purchase 5,000 shares vested and became exercisable in July 1996 and options to purchase an additional 5,000 shares vest and become exercisable in July 1997. All such options expire on the day before the 5-year anniversary of vesting. In March 1995, the Company granted ten year options to purchase 100,000 shares of Common Stock to a consultant to the Company. Such options are exercisable at a price of $5.00 per share. All such options are currently exercisable. In July 1995, the Company granted five-year options to purchase 65,000 shares of Common Stock to consultants to the Company. Such options are exercisable at a price of $4.00 per share. All such options are currently exercisable. In August 1995, the Company granted three-year options to purchase 100,000 shares of Common Stock to a consultant to the Company of which options to purchase 76,500 shares have been exercised. Such options are exercisable at a price of $2.375 per share. All such options are currently exercisable. In February 1996, the Company granted warrants to purchase 300,000 shares of Common Stock to a consultant to the Company, 100,000 of which were exercisable at a price of $1.00 per share, 200,000 of which were exercisable at a price of $2.50 per share, and all of which have been exercised.

EMPLOYMENT AGREEMENTS

         The Company has entered into an agreement with Mr. Zanker pursuant to which he is employed full-time as the President of the Company for a term of three years, commencing as of November 1, 1994. Mr. Zanker will be required to devote substantially all of his business time and attention to the affairs of the Company. Under the agreement, Mr. Zanker is entitled to receive an annual base salary of $120,000 for the first two years of the agreement and the salary for the third year is to be set by the Compensation Committee of the Company's Board of Directors. Mr. Zanker is also entitled to receive an annual bonus, if, when and as may be determined by the Company's Board of Directors. In addition, Mr. Zanker is entitled to receive a bonus ("Performance Bonus") of $100,000 payable anytime during the initial term of the employment agreement upon (i) the opening of an aggregate of 40 Company-owned and/or franchised stores or (ii) the Common Stock trading at $10.00 per share for 30 consecutive trading days at any time after August 28, 1995, or (iii) the Company's revenues for any of the years ended December 31, 1995, 1996 or 1997 equalling or exceeding $12.5 million, exclusive of revenues from acquired companies. The employment agreement contains a non-compete provision during the term of the agreement and for two years thereafter. In addition, Mr. Zanker is entitled to receive such benefits as are generally provided from time to time by the Company to its senior management employees, as well as to participate in the Company's stock option plan as may from time to time be in effect.

         The Company has entered into a three-year employment agreement with Mr. Murray similar to that of Mr. Zanker, commencing November 1, 1994, containing generally the same terms and conditions as provided for above; provided, however, that Mr. Murray is entitled to receive a Performance Bonus of $130,000 payable on the achievement of the same performance criteria as described above. Mr. Murray's employment agreement provides for Mr. Murray to be employed as Chief Executive Officer.

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of February 28, 1997 with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company, and (iv) all Directors and executive officers as a group.


                                                                   Amount and
                                                                    Nature of
                                                                    Beneficial
                Name and Address(1)                                Ownership(2)           Percent of Class(3)
                -------------------                               --------------          -------------------

Laidlaw Holdings, Inc..............................               157,652(4)                      6.2
Laidlaw Equities, Inc..............................               149,564(4)                      5.9
Debbie Dworkin.....................................                63,562(5)                      2.6
William Zanker.....................................               183,562(6)                      7.2
Terrance C. Murray.................................               179,375(7)                      7.1
Stephen Seligman...................................                15,000(8)                       *
Andrew L. Hyams....................................                11,875(9)                       *
Edward E. Faber....................................                10,000(10)                      *
Donald R. Fleischer................................                25,625(11)                     1.0
Peter Hanelt.......................................                10,000(10)                      *
Keith Dee..........................................                26,875(12)                     1.1
Cumberland Associates..............................               130,000(13)                     5.4
All executive officers and directors as a
 group (8 persons).................................               462,312(14)                    17.0

----------------------
*

         Less than 1%
(1) Unless otherwise indicated, the address of each beneficial owner is c/o the Company, 425 Madison Avenue, New York, New York 10017.
(2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power.
(3) The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are exercisable within sixty (60) days and that no other options or rights to subscribe have been exercised by anyone else.
(4) These shares consist of (i) 8,088 shares held by Laidlaw Holdings, Inc. and (ii) 24,564 shares held by, and 125,000 shares issuable upon the exercise of warrants held by, its subsidiary Laidlaw Equities, Inc. The address for each of Laidlaw Equities, Inc. and Laidlaw Holdings, Inc. is 100 Park Avenue, 28th Floor, New York, New York 10017.
(5) Debbie Dworkin is the wife of William Zanker, the Company's Chairman of the Board and President.
(6) These shares consist of (i) 63,562 shares held by Debbie Dworkin, Mr. Zanker's wife, and (ii) 120,000 shares issuable upon the exercise of options. Mr. Zanker disclaims any beneficial ownership of the shares held by Ms. Dworkin.
(7)      Includes 120,000 shares issuable upon the exercise of options.
(8) These shares consist of (i) 5,000 shares held by Stephen Seligman and his wife, Beth Greer, as joint tenants with right of survivorship and
         (ii) 10,000 shares issuable upon the exercise of options.
(9) These shares consist of (i) 1,875 shares held by Mr. Hyams and his wife, Tracey Hyams, as joint tenants with right of survivorship and
         (ii) 10,000 shares issuable upon the exercise of options.
(10)     Represents 10,000 shares issuable upon the exercise of options.
(11) These shares consist of (i) 3,125 shares held by Mr. Fleischer, (ii) 10,000 shares issuable upon the exercise of options and (iii) 12,500 shares issuable upon the exercise of certain warrants purchased by Mr. Fleischer.
(12)     Includes 5,000 shares issuable upon the exercise of options.
(13) The address for Cumberland Associates is 1114 Avenue of the Americas, New York, New York 10036.
(14) Includes 307,500 shares issuable upon the exercise of options and warrants.

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1993, the Company issued to Debbie Dworkin, the wife of the Company's Chairman of the Board, William Zanker, 187,500 shares of Common Stock for nominal consideration upon the founding of the Company. Ms. Dworkin has transferred an aggregate of 105,188 of such shares to certain individuals, including 34,375 shares sold to Terrance Murray and 21,875 shares sold to Steven Thompson.

         In December 1994, each of Messrs. Zanker and Murray waived their respective salaries which had accrued since January 1994 in the aggregate amount of $220,000 as of December 31, 1994 and worked without salary until March 1, 1995. Each has been subsequently compensated in accordance with the terms of their respective employment agreements. See Item 10 (Executive Compensation--Employment Agreements).

         On March 9, 1995, the Company entered into a consulting  agreement with
A. Clinton Allen (the "Consulting Agreement"), pursuant to which Mr. Allen was paid $3,000 per month, plus expenses. In addition, the Company granted to Mr. Allen options to purchase 100,000 shares of Common Stock exercisable for a period of 10 years at a price of $5.00 per share and was to grant to Mr. Allen an option to purchase 25,000 shares of Common Stock at the beginning of each calendar year during the term of the Consulting Agreement. Mr. Allen became a director of the Company on March 9, 1995. On December 18, 1995, Mr. Allen resigned from his position as a member of the Board of Directors of the Company and the Consulting Agreement was terminated.

         On December 7, 1995, the Company entered into an option agreement with Laidlaw Equities, Inc. and Laidlaw Holdings, Inc. (collectively, "Laidlaw") pursuant to which Laidlaw granted the Company options (the

"Options") to purchase an aggregate of 475,000 shares (the "Option Shares"). Such options were exercisable at any time or from time to time prior to September 7, 1996 at an exercise price of $4.00 per share.

         On April 9, 1996, Laidlaw granted to Investors Associates, Inc. ("IAI"), the underwriter for the proposed public offering of the Company's securities (the "Offering") described in Item 1 (Description of Business - Recent and Proposed Financing Transactions), an option to purchase 100,000 of the Option Shares, exercisable at any time to and including May 9, 1996, for an exercise price of $3.00 per share and the Company simultaneously released Laidlaw from the Options with respect to such shares. IAI exercised such option.

         On April 24, 1996, the Company granted certain individuals unaffiliated with the Company (the "Grantees") the right (the "Right") to cause the Company to assign the Options with respect to 375,000 of the Option Shares to them at any time prior to June 7, 1996 (subsequently extended to September 7, 1996); provided, however, that the exercise price with respect to such shares would be $5.00 per share. IAI purchased 50,000 of such shares from Laidlaw and simultaneously therewith the Company released Laidlaw from the Options as to such 50,000 shares and the Grantees released the Company from the Right as to such 50,000 shares.

         Except as described above, the Options expired unexercised on September 7, 1996.

         On February 1, 1996, the Company engaged Horatio Management Services Corp., an affiliate of IAI, as the Company's management consultant for a period of 24 months commencing February 1, 1996, at a fee of $5,000 per month (exclusive of any accountable out-of-pocket expenses), $60,000 of which is payable on the closing of the Offering and $60,000 of which is payable on the first anniversary thereof.

         In February 1996, the Company entered into a Financial Advisory and Consulting Agreement (the "Financial Advisory Agreement") with IAI. The Financial Advisory Agreement expired on January 31, 1997. As compensation for the services to be performed by IAI for the Company pursuant to the Financial Advisory Agreement, the Company paid to IAI a financial consulting fee of $100,000, and issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share, exercisable to and including January 31, 1997, and warrants to purchase 200,000 shares of Common Stock at an exercise price of $2.50 per share, exercisable to and including January 31, 1998. These warrants have been exercised.

         On November 15, 1996, the Company entered into a franchise agreement with Roosevelt Field Partners. Certain executive officers and directors of the Company own, collectively, an approximately 40% equity interest in Roosevelt Field Partners.

         Certain executive officers of the Company participated in a bridge financing by the Company which was consummated on December 27, 1996, as more fully described in Item 1 (Description of Business - Recent and Proposed Financing Transactions).

         All future and ongoing transactions and loans with officers, directors and principal shareholders of the Company will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the disinterested directors of the Company.

         ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (A) EXHIBITS.

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

**3.1       Certificate of Incorporation of the Company, as amended.

 *3.2       Amendment   of   Certificate   of   Incorporation   of  the  Company
            (designating Series A Convertible Preferred Stock).

**3.3       Amended and Restated By-Laws of the Company.

**4.1       Specimen Certificate of the Company's Common Stock.

**4.2       1994 Employee Stock Option Plan.

**4.3       Nonqualified Option Agreement of Mr. Zanker.

**4.4       Nonqualified Option Agreement of Mr. Murray.

**4.5       Nonqualified Option Agreement of Mr. Thompson.

**4.6 Form of Option Agreement for Options to be issued to outside directors upon completion of the Offering.

**10.1 Employment Agreement dated November 1, 1994 between the Company and William Zanker.

**10.1.1 Amendment dated February 1, 1995 to the Employment Agreement dated November 1, 1994 between the Company and William Zanker.

**10.1.2 Amendment No. 2 dated February 27, 1995 to the Employment Agreement dated November 1, 1994 between the Company and William Zanker.

**10.2 Employment Agreement dated November 1, 1994 between the Company and Terrance C. Murray.

**10.2.1 Amendment dated February 1, 1995 to the Employment Agreement dated November 1, 1994 between the Company and Terrance C. Murray.

**10.2.2 Amendment No. 2 dated February 27, 1995 to the Employment Agreement dated November 1, 1994 between the Company and Terrance C. Murray.

**10.3 Employment Agreement dated November 1, 1994 between the Company and Steven J. Thompson.

**10.3.1 Amendment dated February 1, 1995 to the Employment Agreement dated November 1, 1994 between the Company and Steven J. Thompson.

**10.3.2 Amendment No. 2 dated February 27, 1995 to the Employment Agreement dated November 1, 1994 between the Company and Steven J. Thompson.

**10.4 Franchise Agreement dated May 14, 1994 between Emerald Desert Rub and the Company.

**10.5 Lease Agreement dated August 25, 1993 between 175 East 57th Street, Inc. and the Company concerning the Third Avenue Store.

**10.6      Lease   Agreement   dated   February   1994   between   Town  Sports
            International, Inc. and the Company concerning the East 86th Street Store.

**10.7 Notice of Town Sports International, Inc. to the Company terminating the East 86th Street Store lease.

**10.7.1 Lease Extension dated February 27, 1995 relating to the 86th Street Store Lease.

**10.8      Lease  Agreement  dated May 15, 1994  between  Martin  Cable and the
            Company.

**10.9 Sublease Agreement dated May 31, 1994 between the Company and Emerald Desert Rub.

**10.10 Commercial Lease and Deposit Receipt dated December 31, 1994 for the Company's San Rafael, California office.

**10.11 Promissory Note dated April 5, 1994 issued to Colonial Capital Corp. for $165,000.

**10.12 Substitute Promissory Note dated November 1, 1994 issued to Colonial Capital Corp. for $165,000.

**10.13 Letter Agreement dated December 23, 1994 between the Company and Colonial Capital, Inc.

**10.14     Promissory  Note dated  April 5, 1994  issued to Gary D.  Lipson for
            $50,000.

**10.15 Substitute Promissory Note dated November 1, 1994 issued to Gary D. Lipson for $50,000.

**10.16 Promissory Note dated April 5, 1994 issued to Kipnis Tescher Lippman Valinsky and Kain for $115,000.

**10.17 Substitute Promissory Note dated November 1, 1994 issued to Kipnis Tescher Lippman Valinsky & Kain for $115,000.

**10.18 Letter Agreement dated December 28, 1994 between the Company and Kipnis Tescher Lippman Valinsky and Kain.

**10.19 Letter of Understanding dated December 16, 1994 from the Company to Colonial Capital, Inc.

**10.20 Purchase Agreement dated June 10, 1993 by and among the Company, Michael Schub, Linda Amori, Ron Rodriguez, Debbie Dworkin and William Zanker.

**10.21 Mutual Termination Agreement dated November 15, 1994 by and among the Company, Michael Schub, Linda Amori, Ron Rodriguez, Debbie Dworkin and William Zanker.

**10.22 Option Agreement dated June 20, 1994 between Bay Area Backs I and the Company relating to a potential franchise agreement.

**10.23 Option Agreement dated June 21, 1994 between Bay Area Backs I and the Company relating to a potential franchise agreement.

**10.24 Letter dated October 19, 1994 from the Company to Bay Area Backs I extending the term of the Option Agreements.

**10.24.1   Letter dated  February 13, 1995 from the Company to Bay Area Backs I extending the term of the Option Agreements.

**10.25 Form of Bridge Note relating to December 1994 private placement securities offering.

**10.26     The Company's  Uniform  Franchise  Offering  Circular dated April 1,
            1994.

**10.27 Letter of Intent dated June 9, 1994 between Brookstone, Inc. and the Company.

**10.28 Letter of Intent dated October 6, 1994 between Brookstone, Inc. and the Company.

**10.29 Assignment of Patent Rights dated December 23, 1994 from William Zanker to the Company.

**10.30 Consulting Agreement dated March 9, 1995 between the Company and A. Clinton Allen.

**10.31 Option Agreement dated March 9, 1995 between the Company and A. Clinton Allen.

**10.32 Indemnification Letter dated March 9, 1995 from the Company to A. Clinton Allen.

***10.33 Option Agreement dated December 7, 1995, by and among Laidlaw Holdings, Inc., Laidlaw Equities, Inc. and the Company.

***10.34 Franchise Termination Agreement dated as of May 30, 1995, by and between the Company and Emerald Desert Rub.

***10.35 Option Termination Agreement dated as of May 30, 1995, by and between the Company and Bay Area Backs I.

***10.36 Financial Advisory and Consulting Agreement between the Company and Investors Associates, Inc.

*10.37 Consulting agreement dated February 1, 1996 between the Company and Horatio Management Services Corp.

10.38 Franchise Agreement dated November 19, 1996 between the Company and Roosevelt Field Partners, LLC.

10.39 Franchise Agreement dated November 20, 1996 between the Company and Marion Holdings, Inc.

10.40 Option Agreement dated November 21, 1996 between the Company and Marylou Garcia.

10.41 Agency Agreement dated November 22, 1996 between the Company and Investors Associates, Inc., as amended December 20, 1997

10.42       Form of Note relating to December 1996 private placement.

10.43 Form of Warrant relating to December 1996 private placement, as amended.

***11.1     Statement regarding Computation of Per Share Earnings.

**16.1 Letter from Elwell, Cangiano, Zdon & Dee relating to change in accountants.

***21.1     Subsidiaries of the Company.

---------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-21203).

** Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-88052).

*** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1995 (File No. 0-25334).

            (B) REPORTS ON FORM 8-K. No reports were filed on Form 8-K in the quarter ended December 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 27th day of March, 1997.

                              THE GREAT AMERICAN BACKRUB STORE, INC.


                              By: /s/ William Zanker
                                  -----------------------------------
                                  William Zanker
                                  Chairman of the Board and President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


    SIGNATURE                         TITLE                      DATE
    ---------                         -----                      ----

/s/ William Zanker         Chairman of the Board, President   March 27, 1997
-------------------------  and Director
    William Zanker

/s/Terrance C. Murray      Chief Executive Officer and        March 27, 1997
-------------------------  Director (principal executive
   Terrance C. Murray      officer)

/s/ Keith Dee              Chief Financial Officer and        March 27, 1997
-------------------------  Secretary (principal financial
    Keith Dee              and accounting officer)

/s/ Stephen Seligman       Director                           March 27, 1997
-------------------------
    Stephen Seligman

/s/ Edward E. Faber        Director                           March 27, 1997
-------------------------
    Edward E. Faber

/s/ Peter Hanelt           Director                           March 27, 1997
-------------------------
    Peter Hanelt

/s/ Donald R. Fleischer    Director                           March 27, 1997
-------------------------
    Donald R. Fleischer

/s/ Andrew L. Hyams        Director                           March 27, 1997
--------------------------
    Andrew L. Hyams

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants                          F-2

Balance Sheet as of December 31, 1996                                       F-3

Statements of Operations for the years ended December 31, 1996
and 1995 and December 18, 1992 (Inception) to December 31, 1996             F-4

Statement of Changes in  Stockholders'  Equity for the years ended  December 31, 1996 and 1995 and December 18, 1992
(Inception) to December 31, 1996                                            F-5

Statements of Cash Flows for the years ended December 31, 1996
and 1995 and December 18, 1992 (Inception) to December 31, 1996             F-6

Summary of Accounting Policies                                              F-7

Notes to Financial Statements                                              F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
The Great American BackRub Store, Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying balance sheet of The Great American BackRub Store, Inc. as of December 31, 1996 and the related statements of operations, changes in stockholders' equity (capital deficit) and cash flows for the years ended December 31, 1995 and 1996, and for the period from December 18, 1992 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles uses and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Great American BackRub Store, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1996, and for the period from December 18, 1992 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses since its inception and has an accumulated deficit of $7,001,507, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       BDO Seidman, LLP
                                                       ----------------
                                                       BDO Seidman, LLP

New York, New York
January 31, 1997

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                             AS OF DECEMBER 31, 1996

                                     ASSETS

Current assets:
     Cash                                                         $ 1,188,038
     Receivables - other                                              215,060
     Prepaid expenses                                                  50,690
     Inventory                                                        329,269
                                                                 ------------
          Total current assets                                      1,783,057

Property and equipment:
     Furniture and fixtures                                           462,180
     Leasehold improvements                                           951,238
     Purchased lease                                                  120,000
     Computer equipment                                                44,306
                                                                  -----------
                                                                    1,577,724
     Less, Accumulated depreciation                              (    190,072)
                                                                  -----------
                                                                    1,387,652

Other assets:
     Deferred offering costs                                           68,800
     Note receivable                                                   50,000
     Lease and equipment deposits                                     289,152
                                                                 ------------

          Total other assets                                          407,952
                                                                 ------------
                  Total assets                                   $  3,578,661
                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                             $   576,857
     Accrued expenses                                                 421,276
     Accrued payroll and related                                      197,749
     Bridge notes                                                       7,348
     Deferred revenue                                                 328,262
                                                                 ------------
                  Total current liabilities                         1,531,492

Deferred rent                                                         240,740

Commitments and contingencies
Stockholders' equity:
     Series B convertible  preferred stock,  $.001 par value
     15,000,000 shares authorized,   none  issued
     Common stock, par value $0.001 per  share,
     20,000,000 shares authorized, 2,393,354 shares
     issued and outstanding                                             2,293
     Additional paid in capital                                     8,805,543
     Deficit accumulated during the development stage             ( 7,001,507)
                                                                  -----------
                                                                    1,806,429
                  Total liabilities and stockholders' equity      $ 3,578,661
                                                                  ===========


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                         Years Ended                        December 18, 1992
                                                                         December 31,                       (Inception) to
                                                                    1996                  1995              December 31, 1996
                                                                    ----                  ----              -----------------
Revenues:
Services                                                         $ 2,140,304            $   874,320          $ 3,607,103
Products                                                             868,214                326,012            1,370,168
Royalties, franchise fees and other                                   37,419                  1,609               83,977
                                                                 -----------            -----------          -----------

          Total                                                    3,045,937              1,201,941            5,061,248
                                                                 -----------            -----------          -----------

Operating expenses:
Salaries and wages                                                 1,495,274              1,230,531            3,239,905
Cost of products sold, buying and occupancy                          611,919                269,261              989,483
Rental expense                                                       734,588                409,850            1,406,392
Advertising and promotion                                            210,754                158,657              506,426
Options granted as financial advisory fees                           481,250                     --              481,250
General and administrative                                         2,294,907              1,521,672            4,685,149
Depreciation                                                         128,876                 65,220              219,464
Waived salaries                                                           --                 30,000              350,000
                                                                  ----------              ---------           ----------

                  Total                                            5,957,568              3,685,191           11,877,069
                                                                  ----------              ---------           ----------

Net loss from operations                                         ( 2,911,631)           ( 2,483,250)         ( 6,815,821)
                                                                  ----------             ----------           ----------

Other income (expense):
Interest income                                                       93,667                149,691              243,358
Interest expense                                                 (     7,348)           (   313,696)         (   429,044)
                                                                  ----------             ----------           ----------

                  Total                                               86,319               (164,005)            (185,686)
                                                                  ----------             ----------           ----------

Net loss                                                         ($2,825,312)           ($2,647,255)         ($7,001,507)
                                                                  ==========             ==========           ==========
Weighted average number of shares outstanding
     during the period                                             2,005,573              1,582,250
                                                                  ==========            ===========


Net loss per common share and equivalents                         $    (1.41)            $    (1.67)
                                                                   ==========            ==========


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                                        Deficit
                                                                                                                       Accumulated
                                                                       Common Stock                   Additional        during the
                                                                                                       Paid-in         Development
                                                                 Shares              Amount            Capital           Stage
                                                                 ------              ------            -------           -----

Balance, December 18, 1992 (Inception)                                 -             $    -           $       -        $      -

Initial issuance of common stock for services,                   375,000                375               2,625               -
June 1993

Issuance of common stock in private placement,                   125,000                125             869,875               -
October 1993, for cash at $8 per share, net of
issuance costs

Net loss, year ended December 31, 1993                                 -                  -                   -        (409,965)
                                                                --------             ------           ---------        ---------


Balance, December 31, 1993                                       500,000                500             872,500        (409,965)

Issuance of Warrants to Bridge Note Investors                          -                  -             106,000                 -

Waived salaries                                                        -                  -             320,000                 -

Net loss, year ended December 31, 1994                                 -                  -                   -        (1,118,975)
                                                               ---------             -------          ---------        -----------


Balance, December 31, 1994                                       500,000                500           1,298,500        (1,528,940)

Issuance of common stock in public offering,                   1,250,000              1,250           5,029,771                 -
March 1995, for $5 per share, net of issuance
costs

Issuance of warrants to Bridge Note Investors                          -                  -             306,500                 -

Waived salaries                                                        -                  -              30,000                 -

Issuance of common stock for additional costs in                  10,500                 11              10,489                 -
connection with the March 7, 1995 public offering

Options granted as compensation                                        -                  -             106,830                 -

Issuance of common stock to former franchisee                     24,766                 25              66,890                 -
and consultant

Net loss, year ended December 31, 1995                                 -                  -                   -        (2,647,255)
                                                              ----------             ------       -------------        -----------


Balance, December 31, 1995                                     1,785,266              1,786           6,848,980        (4,176,195)

Exercise of stock options and bridge warrants                    604,000                603           1,225,112                 -

Options granted as financial advisory fees                             -                  -             525,000                 -

Issuance of common stock to former consultants                     4,088                  4              31,527                 -

Issuance of warrants to bridge note investors, net of cost             -                  -             174,924                 -

Net loss, year ended December 31, 1996                                 -                  -                   -        (2,825,312)
                                                              ----------             -------       ------------        -----------


Balance, December 31, 1996                                     2,393,354             $2,393         $,8,805,543       ($7,001,507)
                                                               =========             ======        ============       ==============

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                        Years ended
                                                                                         December 31,           December 18, 1992
                                                                                                                  (Inception) to
                                                                               1996                  1995        December 31, 1996
                                                                               ----                  ----       ------------------
Cash flows from operating activities:
     Net loss                                                                ($2,825,312)       ($2,647,255)         ($7,001,507)
                                                                              ----------         ----------           ----------
     Adjustments to reconcile net loss to net cash used by
          operating activities:
     Depreciation and amortization                                               136,244             65,220              210,920
     Salaries waived by officers                                                      --             30,000              350,000
     Warrant financing costs                                                          --            306,500              412,500
     Options granted as financial advisory fees                                  525,000            106,830              631,830
     Common stock issued to former franchisee and consultant                      31,531             66,915               98,478
     (Increase) decrease in:
          Accounts receivable                                                   (206,006)            37,742           (  215,060)
          Prepaid expenses                                                        58,998         (  109,688)          (   50,690)
          Inventory                                                            ( 111,560)        (  204,515)          (  329,269)
          Other assets                                                        (  243,139)           191,122           (  407,952)
     Increase (decrease) in:
          Accounts payable and accrued expenses                                  454,525            244,439              998,133
          Accrued payroll and related                                            102,957            251,310              197,749
          Deferred revenues and rent                                             293,081            177,442              569,002
          Accrued officer expenses                                                    --          (  67,040)                  --
                                                                               ---------          ---------           ----------
                  Total adjustments                                            1,041,611          1,096,277            2,465,641
                                                                               ---------          ---------           ----------

Net cash used by operating activities                                         (1,783,701)        (1,550,978)          (4,535,866)
                                                                              ----------          ---------            ---------

Cash flows from investing activities:
     Purchase of certificate of deposit                                               --          1,000,000)         ( 1,000,000)
     Maturity of certificate of deposit                                        1,000,000                 --            1,000,000
     Purchased lease                                                                  --           (120,000)         (   120,000)
     Purchase of property and equipment                                          650,637)          (599,350)         ( 1,457,724)
                                                                              ----------         ----------           ----------
Net cash used in investing activities                                            349,363          1,719,350)         ( 1,557,724)
                                                                             -----------         ----------           ----------
Cash flows from financing activities:
     Net cash proceeds from the issuance of common stock                       1,225,715          5,031,021            7,126,704
     Net proceeds from the issuance of bridge warrants                             4,000                 --                4,000
     Proceeds from issuance of bridge notes and short-term debt                  262,667                 --              687,667
     Payment of bridge notes and short-term debt                                      --         (  605,000)          (  605,000)
     Bridge financing costs                                                    (  91,743)                --           (   91,743)
     Payment of officer loan payable                                                  --         (   15,000)                  --
                                                                              ----------         ----------           ----------
Net cash provided by financing activities                                      1,400,639          4,411,021            7,301,628
                                                                              ----------         ----------           ----------
Net increase (decrease) in cash and cash equivalents                           (  33,699)         1,140,693            1,188,038
Cash and cash equivalents, beginning of period                                 1,221,737             81,044                   --
                                                                              ----------         ----------           ----------
Cash and cash equivalents, end of period                                      $1,188,038         $1,221,737           $1,188,038
                                                                              ==========         ==========           ==========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
          Interest                                                            $       --         $    7,196           $   20,892
                                                                              ==========         ==========           ==========
          Income taxes                                                        $    5,500         $    1,500           $    8,375
                                                                              ==========         ==========           ==========


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                         ( A DEVELOPMENT STAGE COMPANY)

                         SUMMARY OF ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Great American Backrub Store, Inc. (the "Company"), formally American Pleasure, Inc., is an owner/operator and franchisor of retail stores which provide seated, fully clothed back rubs and sell back and stress related products. The Company, incorporated on December 28, 1992, began operations in August, 1993 and opened its first store for business in October, 1993. As of December 31, 1996, the Company has thirteen retail stores in operation and two franchised store locations.

Management believes that the Company's planned principal operations, the establishment of company-owned and franchised stores throughout the country, have not yet commenced. The initial eight stores have been used to continue to develop and modify the Company's retail concept. Accordingly, the accompanying financial statements have been prepared as a development stage company, in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent all amounts held in banks and money market accounts and short term investments such as United States Treasury bills with original maturities of less than three months.

DEFERRED OFFERING COSTS

The Company has deferred offering costs related to a proposed offering (Note 8). The deferred offering costs will be charged to equity upon completion of the proposed offering. Should the proposed offering prove to be unsuccessful, the deferred costs, as well as additional expenses to be incurred, will be charged to operations.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to significant concentration of credit risk consist primarily of $529,000 of cash in a money market account at December 31, 1996.

INVENTORY

Inventories, consisting of merchandise held for resale, are valued at the lower of cost or market. The Company uses the retail inventory method.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                         ( A DEVELOPMENT STAGE COMPANY)

                         SUMMARY OF ACCOUNTING POLICIES

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Expenditures from maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life's of the assets as follows:

Leasehold improvements     The lesser of 10 years,  or the remaining life of the
                           lease
Purchased lease            The lesser of 10 years,  or the remaining life of the
                           lease
Furniture and fixtures     5 - 10 years
Computer equipment         5 years


REVENUE RECOGNITION

The Company-owned store revenues are recognized when services are provided or upon the sale of products. Sales of gift certificates are recognized when redeemed or upon expiration. Royalties are recognized as income in the month in which franchisee services are rendered or products are sold by franchisees. The Company recognizes franchise revenue in accordance with SFAS No. 45. Deferred revenues represent unredeemed and unexpired gift certificates.

PER SHARE DATA

Net loss per common share for the year ended December 31, 1996 and 1995 is computed by dividing net loss by the weighted average common shares outstanding during the year. The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.

REVERSE STOCK SPLIT

In conjunction with the Public offering, on March 7, 1995(see Note 2), the Board of Directors declared a 1 for 8 reverse stock split effective as of the business on February 23, 1995(see Note 2). The accompanying financial statements and all common shares and equivalents and per share data included in the accompanying financial statements and footnotes have been restated to reflect the reverse stock split as if it occurred on January 1, 1995.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of financial instruments including cash, accounts receivable, inventory, accounts payable, accrued expenses, and deferred revenues approximate fair value at December 31, 1996 and December 31, 1995 because of the relative short maturities of these instruments.

LONG-LIVED ASSETS

During 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" ("SFAS 121"), was issued. SFAS 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. The adoption of this pronouncement in 1996 did not have a significant impact on the Company's financial statements.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                         ( A DEVELOPMENT STAGE COMPANY)

                         SUMMARY OF ACCOUNTING POLICIES

STOCK OPTIONS

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows companies to choose whether to account for stock-based compensation on the fair value method or to continue to account for stock-based compensation under the current Intrinsic value method as prescribed by APB Opinion No. 25, " Accounting for Stock Issued to Employees." The Company has adopted disclosure alternative under SFAS 123 during 1996 and will continue to follow the provisions of APB Opinion No. 25.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company has incurred losses since its inception and has accumulated a deficit of $7,001,507 at December 31, 1996. Insomuch as the Company continues to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with its proposed expansion, the Company anticipates that losses will continue for at least 12 months and until such time, if ever, as the Company is able to generate sufficient revenues to finance its operations and the costs of continued expansion. Since inception, the Company's operations have generated negative cash flow, as its expenses have exceeded revenues, and the Company's ability to continue its operations is dependent upon additional debt or equity financing. There can be no assurance that the Company will be able to generate significant revenues or achieve profitable operations or that its operations will generate positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In accordance with management's plans, the Company has retained investment banking counsel to advise it on the possible sale of equity securities, as well to as introduce and assist in the evaluation of potential merger and partnership opportunities. Management expects that these efforts will result in either an additional equity infusion or an introduction to other parties with interests and resources which may be compatible with that of the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there is no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. On February 5, 1997, the Company filed a registration statement to offer 270,000 shares of preferred stock for approximately $2,700,000, which, if successful, after commissions and fees, would provide the Company with net proceeds of approximately $2,000,000. (See Note 8 - Subsequent Events)


If the Company is unable to obtain adequate additional financing or enter into a business alliance, or if the operating stores do not meet projections, management will be required to sharply curtail its expansion plans and operations.

NOTE 2 -  INITIAL PUBLIC OFFERING

In an initial public offering completed on March 7, 1995, the Company sold 1,250,000 shares of common stock for approximately $6,250,000 which, after commissions and fees, provided the Company with net proceeds of approximately $5,000,000.

On January 4, 1995, the Board of Directors authorized a 1 for 8 reverse stock split of the Company's common stock immediately prior to the completion of the public offering. This action was approved at the shareholders meeting on January 31, 1995. The reverse stock split was effected on February 23, 1995.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 3 - BRIDGE NOTES

As of December 31, 1996, short-term debt consisted of the following:

            Bridge notes                           $262,667
            Original issue discount                (255,319)
                                                   ---------
                     Total short-term debt         $   7,348
                                                   ==========

On December 27, 1996, the Company issued 10% Bridge Notes in the principal amount of $262,667, payable as to principal and interest at the earlier of the closing of a public offering through the sale of equity securities or December 27, 1997. In connection with these notes, the Company also sold 4,000,000 warrants, each warrant representing the right to purchase one share of Series A preferred stock at an exercise price of $5.00 per share. Upon consummation of the offering, each bridge warrant shall automatically, without any action by the bridge note holders, be converted into half of a redeemable warrant which entitles the holder to purchase one-half share of Series B preferred stock at an exercise price of $8.00 per share. The warrants are exercisable at anytime during the three-year period commencing on the first anniversary of the date of the warrant or December 27, 1997. Original issue discount of $262,667 has been recorded and is being amortized over the expected term of the notes ( 3 months), along with $91,743 of financing expenses. Interest expense amortization of the original issue discount of $7,348 for the year ended December 31, 1996 reflects non-cash financing costs related to such warrants. Additional non-cash financing costs of approximately $255,000 will be incurred during the first quarter of 1997.

NOTE 4 - OPTIONS, STOCK PLANS AND MANAGEMENT COMPENSATION

The Company has employment agreements with two executive officers which provide for a minimum aggregate annual compensation of $240,000 and expire on October 31, 1997. These agreements also provide for annual bonuses if, when and as may be determined by the Company's Board of Directors. In addition, these agreements provide for bonuses aggregating $230,000 upon achievement of certain Company performance.

At the Company's 1994 annual meeting of shareholders held on July 18, 1994, the Company's shareholders approved the Employee Plan under which 75,000 shares of common stock are authorized for issuance. To date, 8,500 have been granted. The purpose of the Employee Plan is to promote the success of the Company by providing a method whereby eligible employees of the Company and its subsidiaries, as defined therein, may be awarded additional remuneration for services rendered, thereby increasing their personal interest in the Company. The Employee Plan is also intended to aid in attracting persons of suitable ability to become employees of the Company and its subsidiaries.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 4 - OPTIONS, STOCK PLANS AND MANAGEMENT COMPENSATION(CONT'D)

In December 1994, the Company granted ten year options to purchase 360,000 shares of Common Stock to executive officers of the Company. Such options are exercisable at a price of $3.75 per share. One-third of such options became exercisable in March, 1995, one-third became exercisable in December 1995 and one-third became exercisable in December 1996. In July 1995, the Company granted five-year options to purchase 100,000 shares of Common Stock to executive officers of the Company. Such options are exercisable at a price of $1.875 per share. All such options have been exercised. In July 1995, the Company granted options to purchase 10,000 shares of Common Stock to an executive officer of the Company. Such options are exercisable at a price of $2.5625 per share. Options to purchase 5,000 shares vest and became exercisable in July 1996 and options to purchase an additional 5,000 shares vest and become exercisable in July 1997. All options expire on the day before the 5-year anniversary of vesting. In March 1995, the Company granted ten year options to purchase 100,000 shares of Common Stock to a consultant to the Company. Such options are exercisable at a price of $5.00 per share. All such options are currently exercisable. In July 1995, the Company granted five year options to purchase 25,000 and 40,000 shares of Common Stock to consultants to the Company. Such options are exercisable at a price of $4 per share. All options are currently exercisable. In August 1995, the Company granted three year options to purchase 100,000 shares of Common Stock to a consultant to the Company, of which options to purchase 76,500 shares have been exercised to date. Such options are exercisable at a price of $2.375 per share. All such options are currently exercisable.

FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method prescribed in FASB Statement 123.

Under the accounting provisions of FASB Statement 123, the Company's, net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                    1996               1995
                                    ----               ----
Net Loss
   As reported                   $ 2,825,312       $ 2,647,255
   Pro forma                       3,114,162         3,386,455

Net loss per common share
   As reported                       $ (1.41)          $ (1.67)
   Pro forma                           (1.55)            (2.14)

Net loss per share
  As reported                        $ (1.41)          $ (1.67)
  Pro forma                            (1.55)            (2.14)

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO AUDITED FINANCIAL STATEMENTS


NOTE 4 - OPTIONS, STOCK PLANS AND MANAGEMENT COMPENSATION(CONT'D)

Non-qualified stock option transactions during the years ended December 31, 1996 and 1995 are summarized below:

                                December 31, 1996                 December 31, 1995
                                -----------------                 -----------------


                                                             Weighted                                         Weighted
                                          Exercise price      average                     Exercise price      average
                                            range per         exercise                      range per         exercise
                              Shares         share             price       Shares            share             price
                              ------         -----             -----       ------            -----             -----

Outstanding
options at
beginning of year            925,000     $1.875 - $5.00       $3.20       360,000                $3.75        $3.75

Options
granted                      300,000     $1.00 - $2.50        $2.00       565,000       $1.875 - $5.00        $2.85

Options
exercised                    576,500     $1.00 - $2.375       $2.01             -                    -            -

Options
forfeited                     90,000         $2.375           $2.375            -                    -            -
                              ------         ------           ------            -                    -            -

Outstanding
options at
end of year                  558,500     $2.375 - $5.00       $3.93       925,000       $1.875 - $5.00        $3.20
                             =======     =====    =====       =====       =======       =====    ====         =====

Exerciseable
options at
end of year                  553,500     $2.375 - $5.00       $3.94       345,000       $1.875 - $5.00        $3.20
                             =======      =====    ====       =====       =======       =====    ====         =====

NOTE 5 - INCOME TAXES

Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences on future years differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Valuation allowances have been established for all income tax benefits since their realizability is uncertain.

Reconciliation of the difference between income taxes computed at the Federal statutory tax rates and the Company's effective tax rate are as follows.

                                                    Years Ended December 31,
                                                     1996           1995
                                                     ----           ----
Income tax benefit computed at Federal
  statutory tax rates                               (34.0)%        (34.0)%
Other                                                  .1             .1
Valuation allowance of net deferred tax asset        33.9           33.9
                                                     ----           ----
Provision for income taxes                              -%             -%
                                                     =====          =====


Deferred tax assets and liabilities are comprised of the following:

                                                      December 31,
                                                        1996

Net operating loss carryforward                       $2,176,000
Other, net                                                (7,000)
                                                      -----------
Net deferred tax asset                                 2,169,000
Valuation allowance                                   (2,169,000)
                                                      -----------
                                                      $        -
                                                      ===========

For Federal tax purposes, the Company had available, at December 31, 1996, net operating loss carryforwards of approximately $6,400,000, which expire through 2011 subject to certain annual limitations.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company reimbursed expenses paid personally by a stockholder, amounting to $50,000 for the period from December 18, 1992 (date of inception) to December 31, 1995.

At December 31, 1996, the Company had a receivable due from one of its franchisee's totaling $151,004. Revenue earned from this franchise totaled approximately $21,000 for the year ended December 31, 1996. Certain officers and directors of the Company own an interest of approximately 40% in this franchise. This receivable is due on demand and is non-interest bearing.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO AUDITED FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS

The Company leases retail stores and office equipment. All of the retail stores are leased under noncancellable agreements which expire at various dates through the year 2006. The agreements, which have been classified as operating leases, require the Company to pay insurance, taxes and other maintenance costs.

The following is a schedule of future minimum rental payments which are required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996.

                  Year ending
                  December 31,                     Ner Minimun Rentals

                  1997                                  $1,113,000
                  1998                                   1,114,000
                  1999                                   1,107,000
                  2000                                   1,085,000
                  2001                                   1,086,000
                  Thereafter                             3,860,000
                                                        ----------

                                    Total               $9,365,000
                                                        =========

The rental expense, including deferred rent, under operating leases was $409,850, $734,588 and $1,406,392 for the years ended December 31, 1995 and 1996 and the period from December 18, 1992 (date of inception) to December 31, 1996.

Deferred rent results as the Company recognizes the cost of leases with free rent periods and accelerating lease payments on a straight-line basis over the term of the lease.


NOTE 8 - FINANCIAL ADVISORY AND CONSULTING AGREEMENT

In February 1996, the Company entered into a financial advisory and consulting agreement with an investment banking firm to advise it on the possible sale of additional equity securities, as well as to introduce and assist in the evaluation of potential merger and partnering opportunities.

The agreement is for a period of one year commencing on February 1, 1996 and included a $100,000 retainer paid on the execution of the agreement and warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share exercisable from the date of the agreement to and including January 31, 1997, all of which have been exercised and warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share exercisable from the date of the agreement to and including January 31, 1998, of which all have been exercised.

Such warrants resulted in a non-cash charge of $481,250 for the year ended December 31, 1996 and will result in a non-cash charge of approximately $50,000 for the year ended December 31, 1997.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO AUDITED FINANCIAL STATEMENTS


NOTE 9 - SUBSEQUENT EVENTS

On February 5, 1997, the Company filed a registration statement to offer 270,000 shares of Series B convertible Preferred Stock for approximately $2,700,000, which, if successful, after commissions and fees, would provide the Company with net proceeds of approximately $2,000,000. There is no assurance that this offering will be successful.

Dividends on the shares of the Preferred Stock offered would accrue and be cumulative from the date of original issue and would be payable semi-annually in arrears on April 1 and October 1 of each year in an amount equal to $.70 per share per annum payable at the Company's option in cash or shares of Common Stock based on the average reported closing price of the Common Stock.

Each share of Preferred Stock would be convertible at the option of the holder thereof at any time from and after twelve months from the date of the closing of this offering, unless previously redeemed, into the greater of four shares of Common Stock or a number of shares of Common Stock equal to $16.00 divided by the average of the last reported sales price of the Common Stock up to a maximum number of shares which has yet to be determined, subject to further adjustment in certain circumstances.

The Preferred Stock would be redeemable two years from the closing of this offering with the consent of the Underwriter or upon the closing of a public offering of the Company or five years from the closing of this offering. The Preferred Stock may be redeemed at the option of the Company in whole or part at 105% of the public offering price per share of Preferred Stock, plus in each case accrued and unpaid dividends to the redemption date.

The holders of Preferred Stock would not be entitled to vote on any matter except as required by law.

                                INDEX TO EXHIBITS

EXHIBIT NO.            DESCRIPTION
-----------            -----------

**3.1        Certificate of Incorporation of the Company, as amended.

 *3.2        Amendment  of   Certificate   of   Incorporation   of  the  Company
             (designating Series A Convertible Preferred Stock).

**3.3        Amended and Restated By-Laws of the Company.

**4.1        Specimen Certificate of the Company's Common Stock.

**4.2        1994 Employee Stock Option Plan.

**4.3        Nonqualified Option Agreement of Mr. Zanker.

**4.4        Nonqualified Option Agreement of Mr. Murray.

**4.5        Nonqualified Option Agreement of Mr. Thompson.

**4.6 Form of Option Agreement for Options to be issued to outside directors upon completion of the Offering.

**10.1 Employment Agreement dated November 1, 1994 between the Company and William Zanker.

**10.1.1 Amendment dated February 1, 1995 to the Employment Agreement dated November 1, 1994 between the Company and William Zanker.

**10.1.2 Amendment No. 2 dated February 27, 1995 to the Employment Agreement dated November 1, 1994 between the Company and William Zanker.

**10.2 Employment Agreement dated November 1, 1994 between the Company and Terrance C. Murray.

**10.2.1 Amendment dated February 1, 1995 to the Employment Agreement dated November 1, 1994 between the Company and Terrance C. Murray.

**10.2.2 Amendment No. 2 dated February 27, 1995 to the Employment Agreement dated November 1, 1994 between the Company and Terrance C. Murray.

**10.3 Employment Agreement dated November 1, 1994 between the Company and Steven J. Thompson.

**10.3.1 Amendment dated February 1, 1995 to the Employment Agreement dated November 1, 1994 between the Company and Steven J. Thompson.

**10.3.2 Amendment No. 2 dated February 27, 1995 to the Employment Agreement dated November 1, 1994 between the Company and Steven J. Thompson.

**10.4 Franchise Agreement dated May 14, 1994 between Emerald Desert Rub and the Company.

**10.5 Lease Agreement dated August 25, 1993 between 175 East 57th Street, Inc. and the Company concerning the Third Avenue Store.

**10.6       Lease   Agreement   dated   February   1994   between  Town  Sports
             International, Inc. and the Company concerning the East 86th Street Store.

**10.7       Notice  of  Town   Sports   International,   Inc.  to  the  Company
             terminating the East 86th Street Store lease.

**10.7.1 Lease Extension dated February 27, 1995 relating to the 86th Street Store Lease.

**10.8       Lease  Agreement  dated May 15, 1994  between  Martin Cable and the
             Company.

**10.9 Sublease Agreement dated May 31, 1994 between the Company and Emerald Desert Rub.

**10.10 Commercial Lease and Deposit Receipt dated December 31, 1994 for the Company's San Rafael, California office.

**10.11 Promissory Note dated April 5, 1994 issued to Colonial Capital Corp. for $165,000.

**10.12 Substitute Promissory Note dated November 1, 1994 issued to Colonial Capital Corp. for $165,000.

**10.13 Letter Agreement dated December 23, 1994 between the Company and Colonial Capital, Inc.

**10.14      Promissory  Note dated  April 5, 1994  issued to Gary D. Lipson for
             $50,000.

**10.15 Substitute Promissory Note dated November 1, 1994 issued to Gary D. Lipson for $50,000.

**10.16 Promissory Note dated April 5, 1994 issued to Kipnis Tescher Lippman Valinsky and Kain for $115,000.

**10.17 Substitute Promissory Note dated November 1, 1994 issued to Kipnis Tescher Lippman Valinsky & Kain for $115,000.

**10.18 Letter Agreement dated December 28, 1994 between the Company and Kipnis Tescher Lippman Valinsky and Kain.

**10.19 Letter of Understanding dated December 16, 1994 from the Company to Colonial Capital, Inc.

**10.20 Purchase Agreement dated June 10, 1993 by and among the Company, Michael Schub, Linda Amori, Ron Rodriguez, Debbie Dworkin and William Zanker.

**10.21 Mutual Termination Agreement dated November 15, 1994 by and among the Company, Michael Schub, Linda Amori, Ron Rodriguez, Debbie Dworkin and William Zanker.

**10.22 Option Agreement dated June 20, 1994 between Bay Area Backs I and the Company relating to a potential franchise agreement.

**10.23 Option Agreement dated June 21, 1994 between Bay Area Backs I and the Company relating to a potential franchise agreement.

**10.24 Letter dated October 19, 1994 from the Company to Bay Area Backs I extending the term of the Option Agreements.

**10.24.1    Letter dated February 13, 1995 from the Company to Bay Area Backs I extending the term of the Option Agreements.

**10.25 Form of Bridge Note relating to December 1994 private placement securities offering.

**10.26      The Company's  Uniform  Franchise  Offering Circular dated April 1,
             1994.

**10.27 Letter of Intent dated June 9, 1994 between Brookstone, Inc. and the Company.

**10.28 Letter of Intent dated October 6, 1994 between Brookstone, Inc. and the Company.

**10.29 Assignment of Patent Rights dated December 23, 1994 from William Zanker to the Company.

**10.30 Consulting Agreement dated March 9, 1995 between the Company and A. Clinton Allen.

**10.31 Option Agreement dated March 9, 1995 between the Company and A. Clinton Allen.

**10.32 Indemnification Letter dated March 9, 1995 from the Company to A. Clinton Allen.

***10.33 Option Agreement dated December 7, 1995, by and among Laidlaw Holdings, Inc., Laidlaw Equities, Inc. and the Company.

***10.34 Franchise Termination Agreement dated as of May 30, 1995, by and between the Company and Emerald Desert Rub.

***10.35 Option Termination Agreement dated as of May 30, 1995, by and between the Company and Bay Area Backs I.

***10.36 Financial Advisory and Consulting Agreement between the Company and Investors Associates, Inc.

*10.37 Consulting agreement dated February 1, 1996 between the Company and Horatio Management Services Corp.

10.38 Franchise Agreement dated November 19, 1996 between the Company and Roosevelt Field Partners, LLC.

10.39 Franchise Agreement dated November 20, 1996 between the Company and Marion Holdings, Inc., as amended December 20, 1996

10.40 Option Agreement dated November 21, 1996 between the Company and Marylou Garcia.

10.41 Agency Agreement dated November 22, 1996 between the Company and Investors Associates, Inc., as amended December 20, 1996.

10.42        Form of Note relating to December 1996 private placement.

10.43 Form of Warrant relating to December 1996 private placement, as amended.

***11.1      Statement regarding Computation of Per Share Earnings.

**16.1 Letter from Elwell, Cangiano, Zdon & Dee relating to change in accountants.

***21.1      Subsidiaries of the Company.

-----------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-21203).

** Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-88052).

*** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1995 (File No. 0-25334).