Form 10QSB
period 1997-03-31
GREAT AMERICAN BACKRUB STORE INC
filed 1997-05-14
CIK 934006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934

          For the Quarterly period ended March 31, 1997.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Transition Period from______ to ________.

Commission file number:             0-25334
                                    -------

                     THE GREAT AMERICAN BACKRUB STORE, INC.
--------------------------------------------------------------------------------
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

                  Yes  /X/                                 No _______

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         CLASS                                    OUTSTANDING AT APRIL 30 ,1997
         -----                                    -----------------------------

Common Stock, $.001 par value                     2, 416,854

     Transitional Small Business Disclosure Format(check one):

                  Yes  _____                               No /X/

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                     PART 1

                              FINANCIAL INFORMATION


ITEM 1.   UNAUDITED FINANCIAL STATEMENTS
          CONDENSED BALANCE SHEET                                 3
          CONDENSED STATEMENTS OF OPERATIONS                      4
          STATEMENTS OF CASH FLOWS                                5
          NOTES TO UNAUDITED FINANCIAL STATEMENTS                 6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS           9


                                     PART II

                                OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES                          11


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K               11

SIGNATURE PAGE                                                   12

EXHIBIT INDEX                                                    13

EXHIBIT 11: STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS      14

EXHIBIT 27: FINANCIAL DATA SCHEDULE                              15

                THE GREAT AMERICAN BACKRUB STORE, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET
                         As of March 31, 1997

PART 1: FINANCIAL INFORMATION
ITEM1 : FINANCIAL STATEMENTS

                                     ASSETS
Current assets:
     Cash                                                                                                    $  325,500
     Receivables - other                                                                                        122,714
     Prepaid expenses                                                                                            17,056
     Inventory                                                                                                  274,055
                                                                                                             ----------
                     Total current assets                                                                       739,325
                                                                                                             ----------

Property and equipment:
     Furniture and fixtures                                                                                     463,560
     Leasehold improvements                                                                                     963,027
     Purchased lease                                                                                            120,000
     Computer equipment                                                                                          44,836
                                                                                                             ----------
                                                                                                              1,591,423
     Less, Accumulated depreciation                                                                           ( 246,782)
                                                                                                             ----------
                                                                                                              1,344,641
                                                                                                             ----------

Other assets:
     Deferred offering costs                                                                                    104,300
     Note receivable                                                                                             50,938
     Lease and equipment deposits                                                                               290,166
                                                                                                             ----------

                     Total other assts                                                                          445,404
                                                                                                             ----------

                          Total assets                                                                       $2,529,370
                                                                                                             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                        $  307,265
     Accrued expenses                                                                                           357,811
     Accrued payroll and related                                                                                 39,463
     Bridge notes                                                                                               159,864
     Deferred revenue                                                                                           103,137
                                                                                                             ----------
                          Total current liabilities                                                             967,540
                                                                                                             ----------
Deferred rent                                                                                                   317,640
                                                                                                             ----------

Commitments and contingencies
Stockholders' equity:
      Series B convertible preferred stock, $.001 par value
      15,000,000 shares authorized, none issued                                                                    --
     Common stock, par value $0.001 per share,
      20,000,000 shares authorized, 2,416,854
      shares issued and outstanding                                                                               2,417
     Additional paid in capital                                                                               8,865,331
     Deficit accumulated during the development stage                                                        (7,623,558)
                                                                                                             ----------
                                                                                                              1,244,190
                                                                                                             ----------
                          Total liabilities and stockholders' equity                                         $2,529,370
                                                                                                             ==========

                See accompanying notes to financial statements.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                Three months ended
                                                                                     March 31,                     December 18, 1992
                                                                                     ---------                       (Inception) to
                                                                              1997                   1996            March 31, 1997
                                                                              ----                   ----            --------------
Revenues:
Services                                                                 $    894,548           $    386,234           $  4,501,651
Products                                                                      202,456                129,283              1,572,624
Royalties, franchise fees and other                                            10,255                   --                   94,232
                                                                         ------------           ------------           ------------

                     Total                                                  1,107,259                515,517              6,168,507
                                                                         ------------           ------------           ------------

Operating expenses:
Salaries and wages                                                            522,070                294,841              3,761,975
Cost of products sold,buying and occupancy                                    153,992                110,519              1,143,475
Rental expense                                                                280,854                138,975              1,687,246
Advertising and promotion                                                      39,075                 20,337                545,501
Options granted as financial advisory fees                                     43,750                 87,500                525,000
General and administrative                                                    501,290                450,022              5,190,439
Depreciation                                                                   37,800                 20,400                256,264
Waived salaries                                                                  --                     --                  350,000
                                                                         ------------           ------------           ------------

                     Total                                                  1,578,831              1,122,594             13,459,900
                                                                         ------------           ------------           ------------

Net loss from operations                                                     (471,572)              (607,077)            (7,291,393)
                                                                         ------------           ------------           ------------

Other income (expense):
Interest Income                                                                 6,037                  9,207                249,395
Interest expense                                                             (152,516)                  --                 (581,560)
                                                                         ------------           ------------           ------------

                     Total                                                   (146,479)                 9,207               (332,165)
                                                                         ------------           ------------           ------------

Net loss                                                                 ($   618,051)          ($   597,870)          ($ 7,623,558)
                                                                         ============           ============           ============

Weighted average number of
   shares outstanding during the period                                     2,409,021              1,785,266
                                                                            =========              =========

Net loss per common share and equivalents                                $      (0.26)          $      (0.33)
                                                                         ============           ============

                See accompanying notes to financial statements.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                            Three months ended
                                                                                MARCH 31,               December 18, 1992
                                                                                ---------                (Inception) to
                                                                         1997              1996          March 31, 1997
                                                                         ----              ----          --------------


Cash flows from operating activities:
     Net loss                                                     ($    618,051)    ($      597,870)     ($  7,623,558)
                                                                   -------------     --------------       -------------
     Adjustments to reconcile net loss to net cash used
        by operating activities:
        Depreciation and amortization                                    37,800              20,400            252,720
        Salaries waived by officers                                        -                  -                350,000
        Warrant financing costs                                         152,516               -                565,016
        Options granted as financial advisory fees                         -                525,000            631,830
        Common stock issued to former franchisee and
        consultant                                                         -                  -                 98,478
        (Increase) decrease in:
             Accounts receivable                                         92,346               9,054      (     122,714)
             Prepaid expenses                                            33,634     (       476,626)     (      17,056)
             Inventory                                                   55,214              15,149      (     274,055)
             Other assets                                         (      37,452)    (        12,931)     (     445,404)
        Increase (decrease) in:
              Accounts payable and accrued expenses               (     314,147)    (       221,753)           683,986
              Accrued payroll and related                         (     158,286)              -                 39,463
              Deferred revenues and rent                          (     148,225)    (         6,790)           420,777
              Accrued officer expenses                                     -                  -                   -
                                                                   -------------     --------------       -------------
                    Total adjustments                             (     286,600)    (       148,497)         2,183,041
                                                                   -------------     --------------       -------------

Net cash used by operating activities                             (     904,651)    (       746,367)     (   5,440,517)
                                                                   -------------     --------------       -------------
Cash flows from investing activities:
     Purchase of certificate of deposit                                    -                  -          (   1,000,000)
     Maturity of certificate of deposit                                    -                  -              1,000,000
     Purchased lease                                                       -                  -          (     120,000)
     Purchase of property and equipment                           (      13,699)    (        37,863)     (   1,471,423)
                                                                   -------------     --------------       -------------
Net cash used in investing activities                             (      13,699)    (        37,863)     (   1,591,423)
                                                                   -------------     --------------       -------------
Cash flows from financing activities:
     Net proceeds from the issuance of common stock                      55,812               -              7,182,516
     Net proceeds from the issuance of bridge warrants                     -                  -                  4,000
     Proceeds from issuance of bridge notes and short-term debt            -                  -                867,667
     Payment of bridge notes and short-term debt                           -                  -          (     605,000)
     Bridge financing costs                                                -                  -          (      91,743)
     Payment of officer loan payable                                       -                  -                   -
                                                                   -------------     --------------       -------------
Net cash provided by financing activities                                55,812               -              7,357,440
                                                                   -------------     --------------       -------------
Net increase (decrease) in cash and cash equivalents              (     862,538)    (       784,230)           325,500
Cash and cash equivalents, beginning of period                        1,188,038           1,221,737               -
                                                                   -------------     --------------       -------------
Cash and cash equivalents, end of period                           $    325,500      $      437,507       $    325,500
                                                                   =============     ==============       =============


                See accompanying notes to financial statements.
                                     Page 5

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



DESCRIPTION OF BUSINESS

The Great American Backrub Store, Inc. (the "Company"), formerly American Pleasure, Inc., is an owner/operator of retail stores which provide seated, fully clothed back rubs and sell back related products. The Company, incorporated on December 28, 1992, began operations in August, 1993 and opened its first store for business in October, 1993. As of March 31, 1997 the Company has thirteen retail stores in operation and two franchised store locations.

Management believes that the Company's planned principal operations, the establishment of Company-owned stores and franchised stores throughout the country, have not yet commenced. The initial thirteen retail stores and two franchised store locations have been used to continue to develop and modify the Company's retail concept. Accordingly, the accompanying financial statements have been presented as a development stage company, in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent all amounts held in banks and money market accounts and short term investments such as United States Treasury Bills with original maturities of three months or less.

EARNINGS PER SHARE

Net loss per common share for the three month period ended March 31, 1997 and 1996 is computed by dividing net loss by the weighted average common shares outstanding during the period. The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.

NOTE 1 -  INITIAL PUBLIC OFFERING

In an initial public offering completed on March 7, 1995, the Company sold 1,250,000 shares of common stock for approximately $6,250,000 which, after commissions and fees, provided the Company with net proceeds of approximately $5,000,000.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of March 31, 1997 and the condensed statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996, and the period December 18, 1992 (inception) to March 31, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1996.

The results of operations for the three month periods ending March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 3 - OPTIONS, STOCK PLANS AND MANAGEMENT COMPENSATION

At the Company's 1994 annual meeting of shareholders held on July 18, 1994, the Company's shareholders approved the Employee Plan. The purpose of the Employee Plan is to promote the success of the Company by providing a method whereby eligible employees of the Company and its subsidiaries, as defined therein, may be awarded additional remuneration for services rendered, thereby increasing their personal interest in the Company. The Employee Plan is also intended to aid in attracting persons of suitable ability to become employees of the Company and its subsidiaries. The plan covers an aggregate of 75,000 shares of the Company's Common Stock. As of March 31, 1997, options to purchase 8,500 shares of Common Stock were outstanding under the plan.

In December 1994, the Company granted ten year options to purchase 360,000 shares of Common Stock to executive officers of the Company. Such options are exercisable at a price of $3.75 per share. One-third of such options became exercisable in March, 1995, one-third became exercisable in December 1995 and one-third became exercisable in December 1996. In July 1995, the Company granted five-year options to purchase 100,000 shares of Common Stock to executive officers of the Company. Such options are exercisable at a price of $1.875 per share. All such options have been exercised. In July 1995, the Company granted options to purchase 10,000 shares of Common Stock to an executive officer of the Company. Such options are exercisable at a price of $2.5625 per share. Options to purchase 5,000 shares vest and became exercisable in July 1996 and options to purchase an additional 5,000 shares vest and become exercisable in July 1997. All options expire on the day before the 5-year anniversary of vesting. In March 1995, the Company granted ten year options to purchase 100,000 shares of Common Stock to a consultant to the Company. Such options are exercisable at a price of $5.00 per share. All such options are currently exercisable. In July 1995, the Company granted five year options to purchase 25,000 and 40,000 shares of Common Stock to consultants to the Company. Such options are exercisable at a price of $4.00 per share. All such options are currently exercisable. In August 1995, the Company granted three year options to purchase 100,000 shares of Common Stock to a consultant to the Company. Such options are exercisable at a price of $2.375 per share. All such options have been exercised.

NOTE 4 - LEASES

The Company leases retail stores and office equipment. All of the retail stores are leased under noncancelable agreements which expire at various dates through the year 2005. The agreements, which have been classified as operating leases, require the Company to pay insurance, taxes and other maintenance costs.

Rent expense amounted to $280,854 and $138,975 for the three month periods ended
March  31,  1997  and  1996,  respectively.   Rent  expense  from  December  18,
1992(inception) to March 31, 1997 was $1,687,246.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS




NOTE 5 - FINANCIAL ADVISORY AND CONSULTING AGREEMENT


In February 1996, the Company entered into a financial advisory and consulting agreement with an investment banking firm to advise it on the possible sale of additional equity securities, as well as to introduce and assist in the evaluation of potential merger and partnering opportunities.

The agreement was for a period of one year commencing on February 1, 1996 and included a $100,000 retainer paid on the execution of the agreement and warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share exercisable from the date of the agreement to and including January 31, 1997, all of which have been exercised and warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share exercisable from the date of the agreement to and including January 31, 1998, all of which have been exercised.

Such warrants resulted in a non-cash charge of $43,500 for the three month period ended March 31, 1997.

NOTE 6 - PREFERRED STOCK OFFERING

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

GENERAL

The Company's revenues are derived from the service of seated, fully clothed back rubs and the sale of stress related products. The Company began operations in August, 1993, and opened its first store for business in October, 1993. As of March 31, 1997, the Company has thirteen retail stores in operation and two franchised store locations.


RESULTS OF OPERATIONS

The Company is in the development stage and has not had significant revenues since the commencement of its retail store operations in October, 1993. From this time through March 31, 1997, the Company has generated cumulative revenue of $6,168,507 while incurring a cumulative loss of $7,623,558. The losses to date have been primarily associated with the Company's establishment of a corporate and administrative infrastructure to position itself to open additional retail stores and expand its franchise operations. For the three month period ended March 31, 1997, retail store and franchise operations reflected a small loss although overall stores opened more than one year were profitable. The Company anticipates this trend to continue as existing stores mature and new stores are opened. In addition, the Company expects to incur additional operating losses for the next twelve months and possibly longer as it embarks on its planned expansion.

The Company presently sells services in the form of its back rubs, and products, in the form of a variety of massage and stress reduction products, in its retail stores. Since inception, sales of services have accounted for 73% of total revenue, products for 25% and the remaining 2% from other sources. Since the Company is still a development stage enterprise, it is not clear whether these percentages are indicative of future ratios in a larger operation.

THREE MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1996

For the three months ended March 31, 1997, revenues from services and products at the company's stores increased 115% to $1,107,259 from the corresponding 1996 period. This increase was mainly attributed to increased traffic and the opening of additional stores as compared to the corresponding 1996 period. Operating expenses were $1,578,831 for the three month period ended March 31, 1997 as compared to $1,122,594 for the same period in the prior year, an increase of 41%. This increase was primarily due to the development of a management team, operational systems, marketing and design plans in the implementation of the Company's expansion plans and non cash charges relating to the issuance of options of approximately $43,500. Of these amounts, approximately $501,290 was related to corporate overhead expenses and $1,077,541 to store and franchise level operations for the three month period ended March 31, 1997. For the period, store and franchise level losses were approximately $15,000. The Company expects that store and franchise level profitability will improve and that its operating losses will continue to narrow as existing stores mature, new stores are opened and additional franchisees are put into the system. No provision for income taxes was required during either period due to the Company's incurrence of net operating losses.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had negative working capital of $228,215 as of March 31, 1997, compared with working capital of $1,676,936 as of March 31, 1996. The decrease is primarily due to amounts spent on property, equipment and leasehold improvements to fund the Company's initial thirteen stores and amounts spent on operations in the development of a corporate infrastructure in anticipation of the Company's growth strategy.

From inception to March 31, 1997, the Company has used cash for operating activities of $5,440,517 and spent an additional $1,591,423 for the purchase of property, equipment, purchased leases, leasehold improvements and investments. These expenditures have been offset by the net cash provided by financing activities, principally from the Company's October, 1993 private placement of common stock, aggregating $870,000, Bridge notes and short-term financing in the principal amount of $867,667, the Company's March 1995 public offering of common stock resulting in net proceeds of approximately $5,000,000 and the issuance of common stock to warrant and option holders of approximately $1,200,000.
See "Statement of Cash Flows" included in the Company's unaudited financial statements.

Inasmuch as the Company continues to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with its proposed expansion, the Company anticipates that losses will continue for at least the next 12 months and until such time, if ever, as the Company is able to generate significant revenues or achieve profitable operations. As a result, in their report of the Company's Financial Statements as of December 31, 1996, the Company's independent certified public accountants have included an explanatory paragraph that describes factors raising substantial doubt about the Company's ability to continue as a going concern.

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

                                     PART II

                                OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES

           On January 27, 1997, the Company issued to Harold Hochberger a promissory note in the principal amount of $36,142.94 (the "Note") and 550,400 warrants (the "Warrants") for an aggregate purchase price of $36,693.34. The Company believes that the sale of these securities is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction by an issuer not involving any public offering.

           The Note bears interest at the rate of 10% per annum and is payable one year from the date of issue or upon an earlier public offering of equity securities of the Company. Each Warrant entitles the holder thereof to purchase one share of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") for a price of $5.00, subject to adjustment in certain circumstances, at any time during the three-year period commencing on the first anniversary of the date of issuance of the Warrants. Each share of Series A Preferred Stock pays a cumulative dividend of $.35 per annum, has a liquidation preference of $5.00 and is convertible on or after December 27, 1997 into the greater of (i) two shares of Common Stock of the Company or (ii) a number of shares of Common Stock equal to $8.00 divided by the average of the closing prices of the Common Stock for the ten trading days ending on the third trading day preceding the date of conversion (the "Closing Price") subject to further adjustment under certain circumstances.

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

           Under the terms of the Warrants, upon the effectiveness of the Registration Statement described above, each Warrant shall be automatically converted into one-half of a warrant (a "Series B Warrant") each of which will entitle the holder thereof to purchase one share of Series B Convertible Preferred Stock of the Company for an initial price of $8.00 per share, subject to adjustment in certain circumstances, at any time during the three-year period commencing on the first anniversary of the effective date of such Registration Statement, and the holders of the Series B Warrants are entitled to have such Warrants and the Preferred Stock and Common Stock underlying such Warrants registered for public sale. On February 7, 1997, the Company filed a second registration statement with the Commission with respect to the sale by the holders thereof of the Series B Warrants and the Preferred Stock and Common Stock underlying such Warrants.

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

                                     THE GREAT AMERICAN BACKRUB STORE, INC.
                                     --------------------------------------
                                                   Registrant


Date:    May  14, 1997

                                     /s/ Keith R. Dee
                                     -----------------
                                     Keith R. Dee, Chief Financial
                                     Officer (duly authorized officer
                                     and principal financial officer
                                     and principal accounting officer)
                                     and Secretary

                             EXHIBIT INDEX


EXHIBITS                     DESCRIPTION
--------                     -----------
   11          Statement re: Computation of per share earnings

   27          Financial Data Schedule