Form 10KSB/A
period 1996-12-31
GREAT AMERICAN BACKRUB STORE INC
filed 1997-06-13
CIK 934006

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-KSB/A

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

         On December 27, 1996, the Company sold the following securities, the terms of which are described in Item 1 (Description of Business - Recent and Proposed Financing Transactions):

                          Amount of Securities  Offering
          Title                   Sold           Price         Purchaser
-------------------------------------------------------------------------------
Promissory Note/Warrants   $36,142.94/550,400   $36,693.34   William Zanker
Promissory Note/Warrants   $19,115.57/291,100   $19,406.66   Terrance C. Murray
Promissory Note/Warrants   $10,408.16/158,500   $10,566.67   Keith Dee
Promissory Note/Warrants  $65,666.67/1,000,000  $66,666.67   Dune Holdings, Inc.
Promissory Note/Warrants  $65,666.67/1,000,000  $66,666.67   RAASAY, S.A.
Promissory Note/Warrants  $65,666.67/1,000,000  $66,666.67   HANDA, S.A.


         The placement agent for these sales was Investors Associates, Inc., which received an aggregate commission of $26,666.67 and an aggregate non-accountable expense allowance of $8,000 in connection therewith. The Company believes that the sales set forth above are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving any public offering.

         ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

         (A) EXHIBITS.

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

  11.1             Statement Re: Computation of Per Share Earnings.

  27.1             Financial Data Schedule



         (B) REPORTS ON FORM 8-K. No reports were filed on Form 8-K in the quarter ended December 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 12th day of June, 1997.

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


    SIGNATURE                         TITLE                      DATE
    ---------                         -----                      ----

/s/ William Zanker         Chairman of the Board, President   June 12, 1997
-------------------------  and Director
    William Zanker

/s/Terrance C. Murray      Chief Executive Officer and        June 12, 1997
-------------------------  Director (principal executive
   Terrance C. Murray      officer)

/s/ Keith Dee              Chief Financial Officer and        June 12, 1997
-------------------------  Secretary (principal financial
    Keith Dee              and accounting officer)

/s/ Stephen Seligman       Director                           June 12, 1997
-------------------------
    Stephen Seligman

/s/ Edward E. Faber        Director                           June 12, 1997
-------------------------
    Edward E. Faber

/s/ Peter Hanelt           Director                           June 12, 1997
-------------------------
    Peter Hanelt

/s/ Donald R. Fleischer    Director                           June 12, 1997
-------------------------
    Donald R. Fleischer

/s/ Andrew L. Hyams        Director                           June 4, 1997
--------------------------
    Andrew L. Hyams

INDEX TO EXHIBITS

Exhibit No.              Description
-----------              -----------

     11.1                Statement Re: Computation of Per Share Earnings

     27.1                Financial Data Schedule