Form 10QSB
period 1997-06-30
GREAT AMERICAN BACKRUB STORE INC
filed 1997-08-14
CIK 934006

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

_X_ Quarterly Report Pursuant to Section13 or 15(d) of the Security Exchange Act of 1934 For the Quarterly period ended June 30, 1997.

____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from______ to ________.

Commission file number:  0-25334
                         -------
                     THE GREAT AMERICAN BACKRUB STORE, INC.
                     --------------------------------------
        (Exact name of Small Business Issuer as specified in the charter)
        -----------------------------------------------------------------

               New York                                 13-3729043
               --------                                 ----------
       (State of Incorporation)             (I.R.S. Employer Identification No.)

             53 West 36th Street Room 1202 New York, New York 10018
             ------------------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------
       Registrant's telephone number, including area code: (212) 750-7046
                                                           --------------
         Check whether the issuer: (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months ( or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  ___X___                       No _______

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                               Outstanding at August  11, 1997
           -----                               -------------------------------
Common Stock, $.001 par value                           2,416,854

            Transitional Small Business Disclosure Format(check one):

            Yes  _____                         No __X__

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A Development Stage Company)

                                     PART 1

                              FINANCIAL INFORMATION


Item 1.  Unaudited Financial Statements
         ------------------------------
         Condensed Balance Sheet                                             3
         Condensed Statements of Operations                                  4
         Statements of Cash Flows                                            5
         Notes to unaudited Financial Statements                             6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
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

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                              As of June 30, 1997

Part 1:  Financial Information
Item 1:  Financial Statements


                                     ASSETS




Current assets:
     Cash and cash equivalents                                   $     227,053
     Receivables - other                                               144,960
     Prepaid expenses                                                   11,040
     Inventory                                                         281,244
                                                                 --------------
                   Total current assets                                664,297
                                                                 --------------
Property and equipment:
     Furniture and fixtures                                            463,560
     Leasehold improvements                                            931,446
     Purchased lease                                                   120,000
     Computer equipment                                                 46,458
                                                                 --------------
                                                                     1,561,464
     Less, Accumulated depreciation                                   (285,008)
                                                                 --------------
                                                                     1,276,456
                                                                 --------------
Other assets:
     Note receivable                                                    50,938
     Lease and equipment deposits                                      290,616
                                                                 --------------
           Total other assets                                          341,554
                                                                 --------------

                        Total assets                              $  2,282,307
                                                                 ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $     626,501
     Accrued expenses                                                  193,278
     Accrued payroll and related                                        79,604
     Bridge notes                                                      158,244
     Deferred revenue                                                   72,425
                                                                ---------------
           Total current liabilities                                 1,130,052
                                                                ---------------
Deferred rent                                                          363,991
                                                                ---------------
Commitments and contingencies
Stockholders' equity:
      Series B convertible preferred stock, $.001 par value
      15,000,000 shares authorized, none issued                              -
     Common stock, par value $0.001 per share,
      20,000,000 shares authorized, 2,416,854
      shares issued and outstanding                                      2,417
     Additional paid in capital                                      8,865,331
     Deficit accumulated during the development stage               (8,079,484)
                                                                ---------------
                                                                       788,264
                                                                ---------------
           Total liabilities and stockholders' equity             $  2,282,307
                                                                ===============



                 See accompanying notes to financial statements






                                              Three months ended                   Six months ended             December 18, 1992
                                                   June 30,                            June 30,                   (Inception) to
                                                   --------                            --------
                                            1997                1996            1997               1996           June 30, 1997
                                            ----                ----            ----               ----           -------------
Revenues:
Services                                   $  762,695     $     542,419    $  1,657,243      $     929,596    $      5,264,346
Products                                      163,072           138,947         365,527            267,287           1,735,696
Royalties, franchise fees and other             4,870                 -          15,125                  -              99,102
                                           ----------     -------------    ------------     --------------    ----------------
              Total                           930,637           681,366       2,037,895          1,196,883           7,099,144
                                           ----------     -------------    ------------     --------------    ----------------
Operating expenses:
Salaries and wages                            482,585           321,208       1,001,157            617,591           4,244,560
Cost of products sold,buying and occupancy    139,491           107,956         292,731            218,476           1,282,966
Rental expense                                290,890           146,209         576,999            285,185           1,978,136
Advertising and promotion                       8,090            23,642          47,165             43,979             553,591
Non-cash financial advisory fees                    -           131,250          43,750            218,750             525,000
General and administrative                    401,997           385,064         901,683            834,898           5,592,436
Depreciation                                   64,748            20,400         103,148             40,800             321,012
Waived salaries                                     -                 -               -                  -             350,000
                                           ----------     -------------    ------------     --------------     ---------------
              Total                         1,387,801         1,135,729       2,966,633          2,259,679          14,847,701
                                           ----------     -------------    ------------      -------------     ---------------
Net loss from operations                     (457,164)         (454,363)       (928,738)        (1,062,796)         (7,748,557)
                                           ----------     -------------    ------------     --------------     ---------------
Other income (expense):
Interest Income                                 3,600             6,822           9,638             16,030             252,995
Interest expense                               (2,362)                -       ( 154,877)                 -            (583,922)
                                           ----------     -------------    ------------     --------------     ---------------
              Total                             1,238             6,822        (145,239)            16,030            (330,927)
                                           ----------     -------------    ------------     --------------     ---------------
Net loss                                    ($455,926)        ($447,541)    ($1,073,977)    ($   1,046,766)        ($8,079,484)
                                           ==========     =============    ============     ==============     ===============
Weighted average number of
   shares outstanding during the period     2,405,354         1,825,782       2,401,437          1,790,553
                                           ==========     =============    ============     ==============
Net loss per common share and equivalents  $    (0.19)    $       (0.25)   $      (0.45)     $       (0.58)
                                           ==========     =============    ============     ==============


                 See accompanying notes to financial statements
                                     Page 4

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                              Six months ended      Six months ended     December 18, 1992
                                                                  June 30,              June 30,          (Inception) to
                                                                  --------              --------
                                                                     1997                    1996          June 30, 1997
                                                               -------------         --------------       --------------
Cash flows from operating activities:
     Net loss                                                  ($  1,073,977)         ($  1,046,766        ($  8,079,484
                                                               -------------         --------------       --------------
     Adjustments to reconcile net loss to net cash used
      by operating activities:
        Depreciation and amortization                                103,148                 40,800              321,012
        Salaries waived by officers                                        -                      -              350,000
        Warrant financing costs                                      152,516                      -              565,016
        Options granted as compensation                                    -                525,000              631,830
        Common stock issued to former franchisee and
        consultant                                                         -                      -               98,478
        (Increase) decrease in:
             Accounts receivable                                      70,100                   9,05        (     144,960)
             Prepaid expenses                                         39,650          (     343,554)       (      11,040)
             Inventory                                                48,025                 32,952        (     281,244)
             Other assets                                             66,395          (      76,224)       (     341,554)
        Increase (decrease) in:
              Accounts payable and accrued expenses            (     290,068)         (     218,240)             916,566
              Deferred revenues and rent                       (     132,586)         (      62,526)             436,416
              Accrued officer expenses                                     -                      -                    -
                                                              --------------         --------------       --------------
                    Total adjustments                                 57,180          (      92,738)           2,540,520
                                                              --------------         --------------       --------------
Net cash used in operating activities                          (   1,016,797)         (   1,139,504)       (   5,538,964)
                                                              --------------         --------------       --------------
Cash flows from investing activities:
     Purchase of certificate of deposit                                    -                      -        (   1,000,000)
     Maturity of certificate of deposit                                                                        1,000,000
     Purchased lease                                                       -                      -        (     120,000)
     Purchase of property and equipment                                    -          (     179,173)       (   1,471,423)
                                                              --------------         --------------       --------------
Net cash used in investing activities                                      -          (     179,173)       (   1,591,423)
                                                              --------------         --------------       --------------
Cash flows from financing activities:
     Net proceeds from the issuance of common stock                   55,812                445,750            7,182,516
     Net proceeds from the issuance of bridge warrants                     -                      -                4,000
     Proceeds from issuance of bridge notes and short-term debt            -                      -              867,667
     Payment of bridge notes and short-term debt                           -                      -        (     605,000)
     Bridge financing costs                                                -                      -        (      91,743)
     Payment of officer loan payable                                       -                      -                    -
                                                              --------------         --------------       --------------
Net cash provided by financing activities                             55,812                445,750            7,357,440
                                                              --------------         --------------       --------------
Net increase (decrease) in cash and cash equivalents           (     960,985)         (     872,927)             227,053
Cash and cash equivalents, beginning of period                     1,188,038              1,221,737                    -
                                                              --------------         --------------       --------------
Cash and cash equivalents, end of period                        $    227,053           $    348,810         $    227,053
Supplemental disclosures of cash flow information:            ==============         ==============       ==============
     Cash paid during the period for:
        Interest                                                $          -           $          -         $     20,892
                                                              ==============         ==============       ==============
        Income taxes                                            $      2,500           $      1,500         $     10,875
                                                              ==============         ==============       ==============

                 See accompanying notes to financial statements
                                     Page 5

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Description of Business

The Great American Backrub Store, Inc. (the "Company"), formerly American Pleasure, Inc., is an owner/operator of retail stores which provide seated, fully clothed back rubs and sell back related products. The Company, incorporated on December 28, 1992, began operations in August, 1993 and opened its first store for business in October, 1993. As of June 30, 1997 the Company has twelve retail stores in operation and two franchised store locations.

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

Note 2 - Condensed Financial Statements

The condensed balance sheet as of June 30, 1997 and the condensed statements of operations and cash flows for the six month periods ended June 30, 1997 and 1996, and the period December 18, 1992 (inception) to June 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1996.

The results of operations for the six month periods ending June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



Note 3 - Earnings per Share

Net loss per common share for the six month period ended June 30, 1997 and 1996 is computed by dividing net loss by the weighted average common shares outstanding during the period. The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.


Note 4 - Options, Stock Plans and Management Compensation

At the Company's 1994 annual meeting of shareholders held on July 18, 1994, the Company's shareholders approved the Employee Plan. The purpose of the Employee Plan is to promote the success of the Company by providing a method whereby eligible employees of the Company and its subsidiaries, as defined therein, may be awarded additional remuneration for services rendered, thereby increasing their personal interest in the Company. The Employee Plan is also intended to aid in attracting persons of suitable ability to become employees of the Company and its subsidiaries. The plan covers an aggregate of 75,000 shares of the Company's Common Stock. As of June 30, 1997, options to purchase 8,500 shares of Common Stock were outstanding under the plan.

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

Rent expense amounted to $290,000 and $146,209 for the three month periods ended June 30, 1997 and 1996, respectively. Rent expense amounted to $576,999 and $285,185 for the six month periods ended June 30, 1997 and 1996, respectively. Rent expense from December 18, 1992(inception) to June 30, 1997 was $1,978,136.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



Note 6 - Financial advisory and consulting agreement


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

Such warrants resulted in a non-cash charge of $43,500 for the six month period ended June 30, 1997.

Note 7 - Preferred Stock Offering

On February 5, 1997, the Company filed a registration statement to offer 270,000 shares of Series B convertible Preferred Stock for approximately $2,700,000, which, if successful, after commissions and fees, would have provided the Company with net proceeds of approximately $2,000,000. This offering was canceled due to regulatory problems with the Company's former Investment Banker.

ITEM 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements and the related notes thereto included elsewhere herein.

General

The Company's revenues are derived from the service of seated, fully clothed back rubs and the sale of stress related products. The Company began operations in August, 1993, and opened its first store for business in October, 1993. As of June 30, 1997, the Company has twelve retail stores in operation and two franchised store locations.

During the period ended June 30, 1997, the Company's registration statement to offer 270,000 shares of Series B convertible Preferred Stock, which was filed on February 5, 1997, was canceled due to regulatory problems with the Company's Investment Banker. The cancellation of this Preferred Stock offering has severely hampered the Company's ability to expand its business and will have a significant affect on its future operating results if additional funds can not be raised. Management is evaluating other financing possibilities, and is seeking an Investment Banker to help raise additional funds through any one or a combination of public or private debt or equity-related offerings, dependent upon market conditions. However, no assurance can be given that the Company will be successful in raising additional capital.

In addition, an important part of the Company's business plan was an aggressive store and franchise growth strategy. The proposed offering of Preferred Stock was an essential element to implement this business plan and, therefore, any Company expansion has been canceled or put on hold until such time, if ever, additional funds are raised. The failure to open new stores and franchised operations could have a material adverse impact on the Company's future sales and operations.

Management is also evaluating store level performance of its existing locations to isolate and possibly close unprofitable locations. As of June 30, 1997, the Company closed one location due to its poor performance and continued losses. The Company is also evaluating the possibility of franchising some of its existing locations to raise cash and is in preliminary discussions with several parties. There can be no assurance that the Company will be successful in identifying potential franchisees and selling existing locations.

Subsequent to June 30, 1997, the Company's Chief Financial Officer and Secretary resigned but will remain as a consultant to the Company. William Zanker, the Company's Chairman and President has assumed these duties until a replacement can be found.

Results of Operations

The Company is in the development stage and has not had significant revenues since the commencement of its retail store operations in October, 1993. From this time through June 30, 1997, the Company has generated cumulative revenue of $7,099,144 while incurring a cumulative loss of $8,079,484. The losses to date have been primarily associated with the Company's establishment of a corporate and administrative infrastructure to position itself to open additional retail stores and expand its franchise operations. For the six month period ended June 30, 1997, retail store and franchise operations continue reflected losses although overall stores opened more than one year have shown increased sales. In addition, the Company expects to incur additional operating losses for the next twelve months and possibly longer.

The Company presently sells services in the form of its back rubs, and products, in the form of a variety of massage and stress reduction products, in its retail stores. Since inception, sales of services have accounted for 74% of total revenue, products for 24% and the remaining 2% from other sources. Since the Company is still a development stage enterprise, it is not clear whether these percentages are indicative of future ratios in a larger operation.

Three month period ended June 30, 1997 compared to three month period ended June 30, 1996 and six month period ended June 30, 1997 compared to the six month period ended June 30, 1996

For the three months ended June 30, 1997, revenues from services and products at the company's stores increased 37% to $930,637 from the corresponding 1996 period. This increase was mainly attributed to increased traffic and the opening of additional stores as compared to the corresponding 1996 period. Operating expenses were $1,387,801 for the three month period ended June 30, 1997 as compared to $1,135,729 for the same period in the prior year, an increase of 22%. This increase was primarily due to the development of a management team, operational systems, marketing and design plans in the implementation of the Company's expansion plans. Of these amounts, approximately $401,997 was related to corporate overhead expenses and $985,804 to store and franchise level operations for the three month period ended June 30, 1997. No provision for income taxes was required during either period due to the Company's incurrence of net operating losses.

For the six months ended June 30, 1997, revenues from services and products at the company's stores increased 70% to $930,637 from the corresponding 1996 period. This increase was mainly attributed to increased traffic and the opening of additional stores as compared to the corresponding 1996 period. Operating expenses were $2,966,633 for the six month period ended June 30, 1997 as compared to $2,259,679 for the same period in the prior year, an increase of 31%. This increase was primarily due to the development of a management team, operational systems, marketing and design plans in the implementation of the Company's expansion plans. Of these amounts, approximately $901,683 was related to corporate overhead expenses and $2,064,950 to store and franchise level operations for the six month period ended June 30, 1997. No provision for income taxes was required during either period due to the Company's incurrence of net operating losses.


While general and administrative expenses where expected to increase due to the need for additional management and administrative support for the Company's expanding operations in the past, these expenses are due to decrease since the cancellation of the Company's Preferred Stock offering has put any expansion on hold and forced the Company to reorganize its operations. Other expense items, such as advertising and promotion, salaries and wages, cost of products, however, are related to retail operations themselves and their relative percentages to total revenues are likely to remain fairly constant in the near term but should decrease as the Company streamlines it operations. However, no assurance can be given that the Company will be able decrease its expense levels to support existing operations. In addition, the Company's expense levels have been based in part on expectations of future sales levels, and a shortfall in expected sales could have a significant adverse affect on the Company's operations.

Liquidity and Capital Resources

The Company had negative working capital of $465,755 as of June 30, 1997, compared with working capital of $1,498,816 as of June 30, 1996. The decrease is primarily due to amounts spent on property, equipment and leasehold improvements to fund the Company's initial thirteen stores and amounts spent on operations in the development of a corporate infrastructure in anticipation of the Company's growth strategy.

From inception to June 30, 1997, the Company has used cash for operating activities of $5,538,964 and spent an additional $1,591,423 for the purchase of property, equipment, purchased leases, leasehold improvements and investments. These expenditures have been offset by the net cash provided by financing activities, principally from the Company's October, 1993 private placement of common stock, aggregating $870,000, Bridge notes and short-term financing in the principal amount of $867,667, the Company's March 1995 public offering of common stock resulting in the net proceeds of approximately $5,127,732 and the issuance of common stock to warrant and option holders of approximately $1,184,784. See "Statement of Cash Flows" included in the Company's unaudited financial statements.

Inasmuch as the Company continues to have a high level of operating expenses, the Company anticipates that losses will continue for at least the next 12 months and until such time, if ever, as the Company is able to generate significant revenues or achieve profitable operations. As a result, in their report of the Company's Financial Statements as of December 31, 1996, the Company's independent certified public accountants have included an explanatory paragraph that describes factors raising substantial doubt about the Company's ability to continue as a going concern.

In accordance with management's plans, the Company is seeking to retain investment banking counsel to advise it on the possible sale of equity securities, as well to as introduce and assist in the evaluation of potential merger and partnership opportunities. Management expects that these efforts will result in either an additional equity infusion or an introduction to other parties with interests and resources which may be compatible with that of the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there is no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. On February 5, 1997, the Company filed a registration statement to offer 270,000 shares of preferred stock for approximately $2,700,000. This offering was canceled due to regulatory problems with the Company's investment banking counsel at that time.

                                     PART II

                                OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.
                ---------------------------------
                (a) Exhibits:
                     Exhibit 11: Statement re: Computation of per share earnings
                     Exhibit 27: Financial Data Schedule

                (b) Reports on Form 8-K
                        None

                                    Signature
                                    ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE GREAT AMERICAN BACKRUB STORE, INC.
                               --------------------------------------
                                             Registrant


Date:    August 14, 1997

                               William Zanker, Chairman of the Board, President and acting Chief Financial Officer (duly authorized officer and principal financial officer and principal accounting officer) and Secretary

                                  EXHIBIT INDEX
                                  -------------


Exhibits                     Description
--------                     -----------
    11              Statement re: Computation of per share earnings

    27              Financial Data Schedule