Form 10QSB
period 1997-09-30
GREAT AMERICAN BACKRUB STORE INC
filed 1997-11-14
CIK 934006

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15 (d) of the Security
---  Exchange Act of 1934 For the Quarterly period ended June 30, 1997.

--- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period from ________ to ________.

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

          4500 140th Avenue No., Suite 221, Clearwater, Florida 33762
         ------------------------------------------------------------
                   (Address of principal executive offices)

                                (813) 532-4818
                                --------------
                          (Issuer's telephone number)

           53 West 36th Street, Room 1202, New York, New York 10018
           --------------------------------------------------------
         (Former name or former address if changed since last report)

Check whether the issuer: (1) filed all reports required by Section 13 or 15
(d) of the Securities Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                                No
                   ---                                  ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                                Outstanding at November 12, 1997
        -----                                --------------------------------
Common Stock, $.001 par value                           13,700,716

Transitional Small Business Disclosure Format (check one):
Yes        No  X
   ---        ---

                    THE GREAT AMERICAN BACKRUB STORE, INC.
                        (A Developmental Stage Company)

                                    Part I
                             FINANCIAL INFORMATION


Item 1. Unaudited Financial Statements
        ------------------------------
        Condensed Balance Sheet                                              3
        Condensed Statement of Operations                                    4
        Statement of Cash Flows                                              5
        Notes to unaudited Financial Statements                              6

Item 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Financial Condition and Results of Operations                        9
        ---------------------------------------------


                                    PART II

                               OTHER INFORMATION

Item 1.        Legal Proceedings                                            12
Item 6.        EXHIBITS AND REPORTS ON FORM 8-K                             12
Signature Page                                                              13
Exhibit Index                                                               14
Exhibit 11: Statement re: Computation of per share earnings                 15
Exhibit 27: Financial Data Schedule                                         16

                    THE GREAT AMERICAN BACKRUB STORE, INC.
                        (A Development Stage Company)
                           CONDENSED BALANCE SHEET
                                 (UNAUDITED)
                           As of September 30, 1997

Part 1:  Financial Information
Item 1:  Financial Statements

                                                    ASSETS
Current assets:
     Cash and cash equivalents                                                      $   12,404
     Receivables - other                                                               129,722
     Prepaid expenses                                                                   10,527
     Inventory                                                                         207,235
                                                                                   -----------
                   Total current assets                                                359,888
                                                                                   -----------
Property and equipment:
     Furniture and fixtures                                                            463,560
     Leasehold improvements                                                            930,946
     Purchased lease                                                                   120,000
     Computer equipment                                                                 45,107
                                                                                   -----------
                                                                                     1,559,613
     Less, Accumulated depreciation                                                (   419,637)
                                                                                   -----------
                                                                                     1,139,976
                                                                                   -----------
Other assets:
     Note receivable                                                                    50,938
     Lease and equipment deposits                                                      197,109
                                                                                   -----------
                   Total other assets                                                  248,047
                                                                                   -----------

                        Total assets                                                $1,747,911
                                                                                   -----------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $  620,678
     Accrued expenses                                                                  202,977
     Accrued payroll and related                                                        41,012
     Bridge notes                                                                      239,796
     Deferred revenue                                                                   30,343
                                                                                   -----------
                        Total current liabilities                                    1,134,806
                                                                                   -----------
Deferred rent                                                                          371,412
                                                                                   -----------
Commitments and contingencies
Stockholders' equity:
     Series B convertible preferred stock, $.001 par value
        15,000,000 shares authorized, none issued                                           --
     Common stock, par value $0.001 per share,
        20,000,000 shares authorized, 2,416,854
        shares issued and outstanding                                                   2,417
     Additional paid in capital                                                      8,865,331
     Deficit accumulated during the development stage                              ( 8,626,055)
                                                                                   ===========
                                                                                       241,693
                                                                                   ===========
                        Total liabilities and stockholders' equity                  $1,747,911
                                                                                   ===========

               See accompanying notes to financial statements.

                    THE GREAT AMERICAN BACKRUB STORE, INC.
                        (A Development Stage Company)
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                 Three months ended           Nine months ended     December 18, 1992
                                                    September 30,                September 30,        (Inception) to
                                                1997           1996           1997          1996    September 30, 1997
                                                ----           ----           ----          ----    ------------------
Revenues:
Services                                    $    666,850   $    597,793   $  2,324,092   $  1,527,390   $  5,931,196
Products                                         135,863        174,827        501,390        442,114      1,871,559
Royalties, franchise fees and other                5,349             --         20,474             --        104,451
                                            ------------   ------------   ------------   ------------   ------------

              Total                              808,062        772,620      2,845,956      1,969,504      7,907,206
                                            ------------   ------------   ------------   ------------   ------------
Operating expenses:
Salaries and wages                               454,613        358,606      1,413,777        991,435      4,699,173
Cost of products sold,buying and occupancy       112,493        122,407        406,576        300,252      1,395,459
Rental expense                                   261,908        178,581        825,742        463,798      2,240,044
Advertising and promotion                         11,273         36,383         58,437         73,862        564,864
Non-cash financial advisory fees                      --        131,250         43,750        350,000        525,000
General and administrative                       305,625        490,938      1,355,547      1,356,342      5,898,061
Depreciation                                     131,030         20,900        139,748         61,700        452,042
Waived salaries                                       --             --             --             --        350,000
                                            ------------   ------------   ------------   ------------   ------------

              Total                            1,276,942      1,339,065      4,243,577      3,597,389     16,124,643
                                            ------------   ------------   ------------   ------------   ------------

Net loss from operations                    (    468,880)  (    566,445)  (  1,397,621)  (  1,627,885)  (  8,217,437)
                                            ------------   ------------   ------------   ------------   ------------
Other income (expense):
Interest Income                                    2,329         66,578         11,967         82,607        255,324
Interest expense                            (     80,020)            --   (    234,894)            --       (663,942)
                                            ------------   ------------   ------------   ------------   ------------

              Total                         (     77,691)        66,578   (    222,927)        82,607   (    408,618)
                                            ------------   ------------   ------------   ------------   ------------

Net loss                                    ($   546,571)  ($   499,867)  ($ 1,620,548)  ($ 1,545,278)  ($ 8,626,055)
                                            ============   ============   ============   ============    ===========
Weighted average number of
   shares outstanding during the period        2,405,354      2,024,078      2,402,743      1,868,394
                                            ============   ============   ============   ============

Net loss per common share and equivalents    $     (0.23)   $     (0.25)   $     (0.67)   $     (0.83)
                                            ============   ============   ============   ============

               See accompanying notes to financial statements.

                    THE GREAT AMERICAN BACKRUB STORE, INC.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                     Nine months ended                           December 18, 1992
                                                                        September 30,          September 30,         (Inception) to
                                                                            1997                   1996          September 30, 1997
                                                                     ---------------         --------------      ------------------
Cash flows from operating activities:
     Net loss                                                        ($    1,620,548)        ($   1,545,278)        ($   8,626,055)
                                                                      --------------          -------------          -------------
     Adjustments to reconcile net loss to net cash used
        by operating activities:
        Depreciation and amortization                                        247,588                 61,700                465,412
        Salaries waived by officers                                                -                      -                350,000
        Warrant financing costs                                              232,536                      -                645,036
        Options granted as compensation                                            -                525,000                631,830
        Common stock issued to former franchisee and
        consultant                                                                 -                      -                 98,478
        (Increase) decrease in:
             Accounts receivable                                              85,338                  9,054         (      129,722)
             Prepaid expenses                                                 40,163         (      183,774)        (       10,527)
             Inventory                                                       122,034         (       75,769)        (      207,235)
             Other assets                                                    159,905         (       82,023)        (      248,047)
        Increase (decrease) in:
              Accounts payable and accrued expenses                  (       331,215)        (      238,771)               875,462
              Deferred revenues and rent                             (       167,247)        (       41,368)               401,755
              Accrued officer expenses                                             -                      -                      -
                                                                      --------------          -------------          -------------
                    Total adjustments                                        389,102         (       25,951)             2,872,442
                                                                      --------------          -------------          -------------
Net cash used in operating activities                                (     1,231,446         (    1,571,229        (     5,753,613)
                                                                      --------------          -------------          -------------
Cash flows from investing activities:
     Purchase of certificate of deposit                                            -                      -        (     1,000,000)
     Maturity of certificate of deposit                                                           1,000,000              1,000,000
     Purchased lease                                                               -                      -        (       120,000)
     Purchase of property and equipment                                            -              ( 259,490)       (     1,471,423)
                                                                      --------------          -------------          -------------
Net cash used in investing activities                                              -                740,510        (     1,591,423)
                                                                      --------------          -------------          -------------
Cash flows from financing activities:
     Net proceeds from the issuance of common stock                           55,812                848,447              7,182,516
     Net proceeds from the issuance of bridge warrants                             -                      -                  4,000
     Proceeds from issuance of bridge notes and short-term debt                    -                      -                867,667
     Payment of bridge notes and short-term debt                                   -                      -        (       605,000)
     Bridge financing costs                                                        -                      -        (        91,743)
     Payment of officer loan payable                                               -                      -                      -
                                                                      --------------          -------------          -------------
Net cash provided by financing activities                                     55,812                848,447              7,357,440
                                                                      --------------          -------------          -------------

Net increase (decrease) in cash and cash equivalents                 (     1,175,634)                17,728                 12,404
Cash and cash equivalents, beginning of period                             1,188,038              1,221,737                      -
                                                                      --------------          -------------          -------------
Cash and cash equivalents, end of period                              $       12,404          $   1,239,465          $      12,404
                                                                      ==============          =============          =============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
           Interest                                                   $            -          $           -          $      20,892
                                                                      ==============          =============          =============
           Income taxes                                               $        2,500          $       1,500          $      10,875
                                                                      ==============          =============          =============

              See accompanying notes to financial statements.

                    THE GREAT AMERICAN BACKRUB STORE, INC.
                        (A Developmental Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

Description of Business

The Great American Backrub Store, Inc. (the "Company"), formerly American Pleasure, Inc., is an owner/operator of retail stores which provide seated, fully clothed back rubs and sell back related products. The Company, incorporated on December 28, 1992, began operations in August, 1993 and opened its first store for business in October, 1993. As of September 30, 1997 the Company has ten retail stores in operation and two franchise store locations.

Management believes that the Company's planned principal operations, the establishments of Company-owned stores and franchised stores throughout the country have not yet commenced. The initial nine stores have been used to continued to develop and modify the Company's retail concept. Accordingly, the accompanying financial statements have been presented as a development stage company in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

Note 1 - Initial Public Offering

In an initial public offering completed on March 7, 1995 the Company sold 1,250,000 shares of common stock for approximately $6,250,000 which, after commissions and fees, provided the Company with net proceeds of approximately $5,127,732.

Notes 2 - Condensed Financial Statements

The condensed balance sheet as of September 30, 1997 and the condensed statements of operations and cash flows for the nine month period ended September 30, 1997 and 1996, and the period December 28, 1992 (inception) to September 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1996.

The results of operations for the nine month period ending September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Note 3 - Cash and Cash Equivalents

Cash and cash equivalents represent all amounts held in banks and money market accounts and short term investments such as United States Treasury Bills with original maturities of three months or less.

Note 4 - Earnings per Share

Net loss per common share for the nine month period ended September 30, 1997 and 1996 is computed by dividing net loss by the weighted average of common shares outstanding during the period. The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.

                    THE GREAT AMERICAN BACKRUB STORE, INC.
                        (A Developmental Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 5 - Options, Stock Plans and Management Compensation.

At the Company's 1994 annual meeting of shareholders held on July 18, 1994, the Company's shareholders approved the Employee Plan. The purpose of the Employee Plan is to promote the success of the Company by providing a method whereby eligible employees of the Company and its subsidiaries, as defined therein, may be awarded additional remuneration for services rendered, thereby increasing aid in attracting persons of suitable ability to become employees of the Company and its subsidiaries. The plan covers an aggregate of 75,000 shares of the Company's Common Stock. As of September 30, 1997, options to purchase 8,500 shares f Common Stock were outstanding under the plan.

In December 1994, the Company granted ten year options to purchase 360,000 shares of Common Stock to executive officers of the Company. Such options are exercisable at a price of $3.75 per share. One-third of such options became exercisable in March, 1995, one-third became exercisable in December 1995 and one-third became exercisable in December 1996. In July 1995, the Company granted five-year options to purchase 100,000 shares of Common Stock to executive officers of the Company. Such options are exercisable at a price of $1.875 per share. All such options have been exercised. In July 1995, the Company granted options to purchase 10,000 shares of Common Stock to executive officer of the Company. Such options are exercisable at a price of $2.5625 per share. Options to purchase 5,000 shares vest and became exercisable in July 1996 and options to purchase an additional 5,000 shares vest and became exercisable in July 1997. All options expire on the day before the 5-year anniversary of vesting. In March 1995, the Company granted ten year options to purchase 100,000 shares of Common Stock to a consultant to the Company. Such options are exercisable at a price of $5.00 per share. All such options are currently exercisable. In July 1995, the Company granted five year options to purchase 25,000 and 40,000 shares of Common Stock to consultants to the Company. Such options are exercisable at a price of $4.00 per share. All options are currently exercisable. In August 1995, the Company granted three year options to purchase 100,000 shares of Common Stock to a consultant to the Company. Such options are exercisable at a price of $2.375 per share. All such options have been exercised.

Note 6 - Leases

The Company leases retail stores and office equipment. All of the retail stores are leased under noncancelable agreements which expire at various dates through the year of 2005. The agreements, which have been classified as operating leases, require the Company to pay insurance, taxes and other maintenance costs.

Rent expense amounted to $261,908 and $178,581 for the three month periods ended September 30, 1997 and 1996, respectively. Rent expense amounted to $825,742 and $463,798, for the nine month periods ended September 30, 1997 and 1996, respectively. Rent expense from December 18, 1992 (inception) to September 30, 1997 was $2,240,044.

Note 7 - Financial advisory and consulting agreements

In February 1996, the Company entered into a financial advisory and consulting agreement with an investment banking firm to advise it on the possible sale of additional equity securities, as well as to introduce and assist in the evaluation of potential merger and partnering opportunities.

                    THE GREAT AMERICAN BACKRUB STORE, INC.
                        (A Developmental Stage Company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


The agreement is was for a period of one year commencing on February 1, 1996 and included a $100,000 retainer paid on the execution of the agreement and warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.00 per share exercisable from the date of the agreement to and including January 31, 1997, all of which have been exercised and warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share exercisable from the date of the agreement to and including January 31, 1998 of all have been exercised.

Such warrants resulted in a non-cash charge of $43,500 for the nine month period ended September 30, 1997

Note 8 - Preferred Stock Offering

On February 5, 1997, the Company filed a registration statement to offer 270,000 shares of Series B convertible Preferred Stock for approximately $2,700,000, which if successful, after commissions and fees would have provided the Company, with net proceeds of approximately $2,000,000. This offering was canceled due to regulatory problems worth the Company's former Investment Banker.

Note 9 - Subsequent Events

On September 30, 1997 the Company entered into a Securities Exchange Agreement (the "Securities Exchange Agreement"), to acquire (the "Acquisition") 100% of the issued and outstanding common stock of Caribsun from Ascot International Corp. ("Ascot"). On October 16, 1997 the Securities and Exchange Agreement was amended and the Company initially issued 11,000,000 shares of its Common Stock to Ascot in exchange for all of the outstanding shares of Caribsun's Common Stock. Under the terms of the Securities Exchange Agreement, the Company will issue up to a maximum of 17,097,419 shares in exchange for Caribsun. The final number of shares may be reduced to the extent the audited net worth of Caribsun at October 15, 1997 is less than $4.5 million, the audit of Caribsun balance sheet is not delivered by Ascot prior to November 15, 1997, or if Ascot does not provide at least $150,000 of financing to the Company before November 15, 1997. The balance of the shares due to Ascot will be issued following shareholder approval of a proposal to amend the Company's certificate of incorporation to increase the Company's authorized capital.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements and the related notes thereto included elsewhere herein.

General

The Company's revenues are derived from the service of seated, fully clothed back rubs and the sale of stress related products. The Company began operations in August, 1993, and opened its first store for business in October, 1993. As of September 30, 1997, the Company has ten retail stores in operations and two franchised store locations.

The Company's registration statement to offer 270,000 shares of Series B convertible Preferred Stock, which was filed on February 5, 1997, was canceled in the Quarter ended June 30, 1997. The cancellation of the Preferred Stock offering has severely hampered the Company's ability to expand its business and has significant affect on its future operating results since additional funds had not been raised during the period ended September 30, 1997. Management evaluated other financial possibilities, and identified a merger candidate. The merger took place in October 1997. See "Subsequent Events"

In addition, an important part of the Company's business plan was an aggressive store and franchise growth strategy. The proposed offering of Preferred Stock was an essential element to implement this business plan and, therefore, any Company expansion has been canceled or put on hold. The failure to open new stores and franchised operations could have a material adverse impact on the Company's future sales and operations. Since the merger management is reevaluating the timing of future expansion, contingent on the availability of financing. However, no assurance can be given that the Company will be successful in obtain such financing.

Management is also evaluating store level performance of its existing locations to isolate and possibly close unprofitable locations. As of September 30, 1997, the Company closed three locations due to poor performance and continued losses. The Company is also evaluating the possibility of franchising one of its existing locations to raise cash and is in preliminary discussions with several parties. There can be no assurance that the Company will be successful in identifying potential franchisees and selling existing locations.

Subsequent to September 30, 1997, the Company has entered into negations with two potential franchisee, whose proposed locations would be located outside the state of New York.

Results of Operations

The Company is in the development stage and has not had significant revenues since the commencement of its retail store operations in October 1993. From this time through September 30, 1997, the Company has generated cumulative revenue of $7,907,206 while incurring a cumulative loss of $8,626,055. The losses to date have been primarily associated with the Company's establishment of a corporate and administrative infrastructure to position itself to open additional retail stores and expend its franchise operations. For the nine month period ended September 30, 1997, retail store and franchise operations continue to reflect losses although overall stores opened more than one year have shown increased sales. In addition, the Company expects to incur additional operating losses for the next six months and possibly longer.

The Company presently sells services in the form of its back rub, and product, in the form of a variety of massage and stress reduction products, in its retail stores. Since inception sales of services have accounted for 74% of total revenue, products for 24% and the remaining 2% from other sources. Since the Company is still a development stage enterprise, it is not clear whether these percentages are indicative of future ratios in a larger operation.

Three month period ended September 30, 1997 compared to three month period ended September 30, 1996 and nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996 results are discussed as follows:

For the three months ended September 30, 1997, revenues from services and products at the Company's stores increased 4.5% to $808,062 from the corresponding 1996 period. This increase was mainly attributed to increased traffic and the opening of additional stores as compared to the corresponding 1996 period. Operating expenses were $1,276,942 for the three month period ended September 30, 1997 as compared to $1,339,065 for the same period in the prior year an decrease of 4.6%. This decrease was primarily due to the reduction of corporate overhead. Of these amounts, approximately $305,625 was related to corporate overhead expenses and $830,287 to store and franchise level operations for the three month period ended September 30, 1997. No provision for income taxes was required during either period to the Company's incurrence of net operating losses.

For the nine months ended September 30, 1997, revenues from services and products at the Company's stores increased 52% to $2,845,956 from the corresponding 1996 period. This increase was mainly attributed to increase traffic and the opening of additional stores as compared to the corresponding 1996 period. Operating expenses were $4,243,577 for the nine month period ended September 30, 1997 as compared to $3,597,389 for the same period in the prior year, an increase of 18%. This increase was primarily due to the development of a management team, operational systems, marketing and design plans in the attempted implementation of the Company's expansion plans. Of these amounts, approximately $1,355,547 was related to corporate overhead expenses and $2,179,347 to store and franchise level operations for the nine month period ended September 30, 1997. No provision for income taxes was required during either period due to the Company's incurrence of net operating losses.

During the next six months general and administrative expenses are expected to decrease as management streamlines operations of the existing corporate owned stores. Other expense items such as advertising and promotion, salaries and wages, cost of products, however, are related to retail operations themselves and their relative percentages to total revenue are likely to remain fairly constant in the near term but should decrease as the Company streamlines operations and begins to sell some corporate owned stores. However, no assurance can be given that the Company will be able to decrease its expense levels to support existing operations or that the Company can sell corporate owned stores to potential franchisees.

Liquidity and Capital Resources

The Company had negative working capital of $774,918 as of September 30, 1997, compared with working capital of $1,377,331 as of September 30, 1996. The decrease is primarily due to amounts spent on property, equipment and leasehold improvements to fund the Company's initial thirteen stores and amounts spent on operations in the development of a corporate infrastructure in anticipation of the Company's growth strategy.

From inception to September 30, 1997, the Company has used cash for operating activities of $5,753,613 and spent an additional $1,591,423 for the purchase of property, equipment, purchase leases, leasehold improvements and investments. These expenditures have been offset by net cash provided by financing activities, principally from the Company's October, 1993 private placement of common stock, aggregating $870,00, Bridge notes and short-term financing in the principal amount of $867,667, the Company's March 1995 public offering of common stock resulting in the net proceeds of approximately $5,127,732 and the issuance of common stock to warrant and option holders of approximately $1,184,784. See "Statement of Cash Flows" included in the Company's unaudited financial statements.

Inasmuch as the Company continues to have a high level of operating expenses, the Company anticipates that losses will continue for at least the next six months and until such time, if ever, as the Company is able to generate significant revenue or achieve profitable operations. As a result, in their report of the Company's Financial Statements as of December 31, 1996, the Company's independent certified public accountants have included an explanatory paragraph that describes factors raising substantial doubt about the Company's ability to continue as a going concern.

Subsequent Events

On September 30, 1997 the Company entered into a Securities Exchange Agreement (the "Securities Exchange Agreement"), to acquire (the "Acquisition") 100% of the issued and outstanding common stock of Caribsun from Ascot International Corp. ("Ascot"). On October 16, 1997 the Securities and Exchange Agreement was amended and the Company initially issued 11,000,000 share of its Common Stock to Ascot in exchange for all of the outstanding shares of Caribsun's Common Stock. Under the terms of the Securities Exchanges Agreement, the Company will issue up to a maximum of 17,097,419 shares in exchange of Caribsun. The final number of shares may be reduced to the extent the audited net worth of Caribsun at October 15, 1997 is less than $4.5 million, the audit of Caribsun balance sheet is not delivered by Ascot prior to November 15, 1997, or if Ascot does not provide at least $150,000 of financing to the Company before November 15, 1997. The balance of the shares due to Ascot will be issued following shareholder approval of a proposal to amend the Company's certificate of incorporation to increase the Company's authorized capital.

As of November 13, 1997 $100,000 of the $150,000 of financing has been provided to the Company.

Forward-Looking Statements. This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, financial and business challenges making it more difficult than expected to continue to develop its stores, franchises and real estate projects; necessary financing may not be available or may only be available upon onerous terms; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures; and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

                                    PART II

                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

         The Company is a defendant in a landlord tenant action entitled Fashion Mall Partners I.P. v. The Great American BackRub Store, Inc. (Civil Court of White Plains, State of New York) in which the landlord is seeking past due rent of $228,156.63 and possession of the premises. The Company believes it has counter-claims against the landlord relating to the condition of the premises and its tenancy and has made an offer to settle the action. The full amount of the rent has been accrued although the Company has been making partial payments to the landlord, accordingly the settlement, if accepted, will not materially effect the Company's results of operations.

         The Company is also party to several claims of vendors which are not expected to have a material effect on the Company's operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
              (a) Exhibits:
                   Exhibit 11:  Statement re: Computation of per share earnings
                   Exhibit 27:  Financial Data Schedule

              (b) Reports on Form 8-K
                   Dated September 30, 1997
                   Dated October 16, 1997

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

                    THE GREAT AMERICAN BACKRUB STORE, INC.
                    --------------------------------------
                                  Registrant


Date:      November 14, 1997

                                  David L. West, Chief Financial Officer (duly authorized officer and principal financial officer and principal accounting officer) Treasurer and Secretary

                                 EXHIBIT INDEX
                                 -------------

Exhibits                      Description
--------                      -----------
  11                   Statement re:  Computation of per share earnings

  27                   Financial Data Schedule

                    THE GREAT AMERICAN BACKRUB STORE, INC.
               STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                                                                                          Nine Months' Three Months'
                                                                                                            weighting    weighting
                                                              Nine Months Ended       Three Months ended     factor       factor
                                                                 September 30,           September 30,      (in months) (in months)
                                                                 -------------           -------------      -----------------------
                                                               1997       1996         1997        1996    1997   1996  1997   1996
                                                               ----       ----         ----        ----    ----   ----  ----   ----
Issuance of common stock, June 1993                          375,000     375,000     375,000     375,000     9      9     3      3

Sale of common stock, October 1993                           125,000     125,000     125,000     125,000     9      9     3      3

Sale of common stock, March 1995
  1,250,000 shares                                         1,250,000   1,250,000   1,250,000   1,250,000     9      9     3      3

Sale of common stock through the issuance of options and
warrants in prior periods                                    631,854     118,394     631,854     274,078     see below    see below

Shares issued upon exercise of options and warrants           20,889           -      23,500           -     see below    see below
                                                           ---------   ---------   ---------   ---------

Common stock and equivalents                               2,402,743   1,868,394   2,405,354   2,024,078
                                                           ---------   ---------   ---------   ---------

Computation of weighted average number of shares issued
-------------------------------------------------------
upon exercise of options and warrants:
--------------------------------------

Period ended September 30, 1997    Nine months'      Three months'      Period ended September 30,  Nine months'    Three months'
                                 weighting factor   weighting factor    1997                    weighting factor  weighting factor
                                    (in days)          (in days)        ----                         (in days)       (in days)
                     Shares         ---------          ---------                     Shares          ---------       ---------
    Date             Issued            1996               1996          Date         Issued             1997            1997
    ----             ------            ----               ----          ----         ------             ----            ----
      5/1/96          12,500           6,944             12,500       1/31/97        23,500            20,889          23,500
      6/1/96         200,000          88,889            200,000                     -------           -------         -------
      6/3/96          12,500           5,417             12,500
      6/7/96           4,000           1,674              4,000
     6/18/96           4,000           1,511              4,000
     6/18/96           6,000           2,267              6,000
      7/8/96           2,500             759              2,278
      7/9/96           2,000             600              1,800
     8/22/96           7,500           1,444              4,333
     9/18/96         200,000           8,889             26,667
                                    --------           --------
            Total                    118,394            274,078
                                    --------           --------