Form 10QSB/A
period 1997-09-30
GREAT AMERICAN BACKRUB STORE INC
filed 1997-11-17
CIK 934006

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15 (d) of the Security
---  Exchange Act of 1934 For the Quarterly period ended September 30, 1997.

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