Form 10QSB/A
period 1997-09-30
GREAT AMERICAN BACKRUB STORE INC
filed 1997-11-24
CIK 934006

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

The Caribsun Acquisition and the issuance of approximately 80% of the Company's outstanding common stock to the former Caribsun stockholder resulted in that stockholder obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the Company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. As a consequence, the Caribsun Acquisition will be accounted for as a reverse acquisition for financial reporting purposes and Caribsun will be deemed to have acquired the Company, as of the date of the acquisition. Accordingly, the Company's financial statements following the acquisition date will be as follows: (1) the balance sheet will consist of Caribsun's net asset at historical cost and the Company's net assets at fair value (acquired cost); and (2) the statement of operations will include Caribsun's operations for the period presented and the Company's operations from October 16, 1997.

In November 1997, in connection with the Acquisition and future public relations services, the Company will issue in lieu of cash compensation 1,830,000 shares of its common stock to consultants and one former officer.

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