Form 10KSB
period 1997-12-31
GREAT AMERICAN BACKRUB STORE INC
filed 1998-04-15
CIK 934006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB

(MARK ONE)

     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT [X] OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE [ ] ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ____________

                         Commission file number 0-25334

                     The Great American BackRub Store, Inc.
                 (Name of small business issuer in its charter)

         New York                                                 13-3729043
(State  of  jurisdiction  of                                    (IRS  employer
incorporation or organization)                               identification no.)

4500 140th Avenue North Suite 221, Clearwater, Florida         33762
    (Address of Principal Executive Offices)                 (Zip Code)

Issuer's telephone number (813) 532-4818

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
Common Stock, $.001 par value              Nasdaq Electronic Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   [X] yes  [ ] no

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB. [ ]

The registrant's revenue for the year ended December 31, 1997 was $749,264

As of April 13, 1998, the aggregate value of the registrant's voting stock held by non-affiliates was $ 590,047 (computed by multiplying the last reported sale price on April 13, 1998 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such person are affiliates of the registrant).

The number of shares of Common Stock of the issuer outstanding as of March 31, 1998 is 14,932,354

Transition Small Business Disclosure Format (check one):    Yes __    No _X_

     Certain matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performances or achievements expressed or implied on such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 6. Management's Discussion and Analysis or Plan of Operations."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     The Company is engaged in the creation of a North American franchise chain of stores under the name "The Great American BackRub, Inc." which offer reasonably-priced back rubs to customers while they are seated and fully clothed in a clean, open, non-threatening environment. The Company's and franchise stores will also offer back rub services off-site, to corporate offices, convention centers and tourist attractions. The Company currently owns and operates eight retail stores in New York City, one in the Westchester Mall in White Plains, New York, and one at the Woodfield Mall in Chicago metropolitan area. The Company has a franchise operating at the Roosevelt Field Mall on Long Island, New York. In addition, the Company recently entered into franchise agreements for two locations, one at the Exchange Tower in Toronto, Canada, and the other at Plaza of America in Dallas, Texas.

     Cash flow from the Company's current corporate owned stores and the two franchises are not sufficient to cover the Company's corporate overhead. Therefore the Company's growth strategy is to market franchises throughout the United States and Canada. During 1997 the Company had approximately 1,400 inquiries from individuals which were interested in considering purchasing a franchise, but which were not pursued because of former management focus on Company owned locations. When new management took over the Company on October 16, 1997, (See "Significant Acquisition"), the franchise offering circular was updated to reflect the changes in the Company. The updating process was completed in the month of January 1998. The Company then mailed a franchise question and answer booklet which briefly described a "Great American BackRub" franchise to all of the parties that had made franchise inquires. If the individual was still interested the Company then sent to the individual a confidential questionnaire. The questionnaire is to determine if the individual is financially and personally qualified to own a franchise. After the questionnaire is returned and the individual is deemed to be qualified an offering circular is sent to the individual. There is a ten day cooling off period where no contact can take place between the Company and the individual. The Company is still pursuing the process described above, no franchise sales have resulted and there can be no assurances that sales will result from the process. The Company will also use traditional marketing techniques in the sale of franchises to potential franchisees.

     The Company intends to expand the franchise network on a regional basis. The Company believes this approach will best utilize the Company's resources both financially and personnel wise. The Company will review the responses from the inquires of interested parties and determine which regions have the most interest in them. The Company will then concentrate its resources in those regions to create a franchise base that will allow the Company to create a viable franchise network in that region. However there is no assurance that such network can be built in regions.

SIGNIFICANT ACQUISITION

     On September 30, 1997 the Company entered into a Securities Exchange Agreement ( the "Securities Exchange Agreement"), to acquire (the "Acquisition") 100% of the issued and outstanding common stock of CARIBSUN, Corp. ("CARIBSUN") from Ascot. On October 16, 1997 the Acquisition closed pursuant to the Securities Exchange Agreement and the Company initially issued 11,000,000 shares of its Common Stock to Ascot in exchange for all of the outstanding shares of CARIBSUN's Common Stock. Under the terms of the Securities Exchange Agreement, the Company is obligated to issue an additional 6,097,416 shares of Common Stock. CARIBSUN, through a wholly owned subsidiary Coconut Hall Resorts, Ltd. owns approximately 86 acres of vacant land in the island of Antigua for which if has obtained government concessions and approvals to construct a hotel, condominiums, and casino project. The development of the site will require substantial financing.

     The Securities Exchange Agreement was attached to the Company's Form 8-K dated September 30, 1997 as an exhibit which was filed via EDGAR with the Securities and Exchange Commission. Further in formation concerning the acquisition of CARIBSUN from Ascot can be found in the Company's Form 8-K Report dated October 16, 1997. The description in this Information Statement of the Securities Exchange Agreement and the respective exhibits and schedules thereto and is not, and does not purport to be, complete.

     As a result shares issued to Ascot at the Closing of the acquisition, Ascot owns approximately 74% of outstanding Common Stock and all of the management of the Company now consists of officers and directors (or individuals nominated by such persons) of Ascot.

     The  Acquisition was approved by the Company's Board of Directors as it was
constituted   prior  to  the  Closing   consisting  of  the  following   persons
(collectively referred to as "Prior Management"):

Name                                    Position

William Zanker                          President, Chairman of the Board
Terrance C. Murray                      Chief Executive Officer, Director
Stephen Seligman                        Director
Andrew L. Hyams                         Director
Donald R. Fleischer                     Director

     Prior Management resigned effective as of October 16, 1997 (except Mr. Seligman, whose resignation was effective ten days following the mailing of a statement to shareholders pursuant to Rule 14F-1 under the Securities Exchange Act of 1934, as amended), and the following individuals (collectively referred to as "New Management") were nominated to assume the position set forth next to their names until the next annual meeting of shareholders:

Name                    Age       Position
David S. Coia           42        Chairman of the Board
David Coia              65        President,  Chief  Executive  Officer, and
                                  Chief  Operating Officer, Director
David L. West           39        Chief Financial Officer, Treasurer, Secretary
                                  and Director
Kevin P. Stone          39        Director
Waylon E. McMullen      51        Director

INDUSTRY BACKGROUND

     With the increasing awareness that health is a key factor in determining worker productivity, a number of businesses have emerged to help promote physical and mental well-being. This health consciousness movement has led to the rapid expansion of businesses such as health clubs, spas, diet centers/alternative education schools, health and fitness magazines and health equipment manufactures.

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

     Although the number is increasing, only a small percentage of Americans utilize massage on a regular basis. Management believes that this is so because of the consumer's perception that the typical back rub is high priced, not convenient to schedule or travel to, and requires the customer to be undressed. The Company believes that The Great American BackRub Store, Inc. is sensitive to and addresses all these concerns. The pricing structure ($16.95, $28.95, $38.95, and $49.95, respectively for 10, 20, 30 and 45 minute back rubs) is perceived by customers to be very reasonable. Stores are located in convenient locations and no appointments are required. The customer remains fully clothed during the entire back rub sequence and, because of the openness of the entire location, is confident of the "safeness" of the experience.

     Results from the Company's computerized point-of-sale (POS) system indicated that repeat customers account for an average of 60% of the Company's daily customers. A majority (60%) of the customers are women, with the typical customer being between the ages of 25 and 50.

CONCEPT

     By design, The Great American BackRub Store is a specialty interactive retailer offering a wide range of massage and stress reduction products. In addition to experiencing the hands-on interaction of back rub, customers are able to view the entire process from both the street and inside the store. Once inside, customers are encouraged to sample ant test the products on display. The Company therefore believes that the combination of boutique retailer concept with back rub services make The Great American BackRub Store an unique shopping experience.

     The Company's concept is to provide a clean, open non-threatening environment where people can enjoy the benefits of a back rub as a daily or weekly stress relaxation technique without having to undress and without incurring the time and expense of a conventional massage. Integral to the Company's strategy is the sale of massage stress reduction products in each of its stores and franchises, including oils, bath salts, back supports and electronic and mechanical stress reduction devices. Also the offering of back rub services off-site, to corporate offices, corporate events, convention centers and tourist attractions is a key part of the Company's growth strategy.

     The focus of the Company's service business is a 10, 20, 30 or 45 minute back rub that consists of an 18-step massage sequence of the back, neck, shoulders, arms and hands conducted on the Company's specially designed back rub chair. These areas represent eighty percent of the areas normally worked on during a full body massage, without the space-consuming tables or necessity that the customer undress. In the 20, 30 and 45 minute sequences, additional time is spent on particular areas where either the customer or the therapist detects stress or tension. The percentage of customers purchasing the 20, 30 and 45 minute sequences has increased to almost 50% of services. In addition, the Company offers scalp massages and has designed a foot rub sequence which involves the customer wearing a disposable sock during a reflexology treatment.

STORE DESIGN, OPERATIONS AND CONTROLS

     The typical Great American BackRub Store location consists of approximately 600 to 1,200 square feet, including 200 to 400 square feet of retail space. Customers are seated on a specially-designed chair which provides cushioned support for the chest, arms and head. The Company's stores are designed to permit people both inside and outside the store to view the back rub process and at the same time maintain the privacy of the back rub customer.

     Each of the Company's stores and franchise locations will typically be staffed with a manager, an assistant manager, and between eight and twelve part-time therapists, depending upon the size and volume of service of the store.

     The back rub services are provided by licensed or certified massage therapists or licensed health care provider who, as employees, are paid a fixed hourly wage plus commission. All therapists are required to wear the Company's uniform. See "Employees; Employee Training."

     Management has installed certain store-level internal controls which minimize incidents of employee theft and maximize the flow of pertinent data from the store to the Company' accounting department. When a customer enters a store, the receptionist greets the customer, answers any questions the customer may have, and then prepares a prenumbered "ticket" on which the customer's name and requested service(s) are printed. The next available therapist then takes the ticket from the receptionist, leads the customer to the back rub area and performs one of three back rub sequences. At the end of the back rub sequence, the therapist verifies the ticket, escorts the customer to the receptionist and returns the ticket. The receptionist collects the payment due and issues a receipt to the customer. At the end of the day, all pre-numbered tickets must be accounted for, and cash deposits must balance with reports generated by the store's POS system.

     The POS system currently being used by management is that used in Supercuts, Inc. retail stores. In addition to normal cash register functions, the system generates a sophisticated array of reports and cross checks which provide management with immediate access to sales data, labor scheduling, inventory changes, cash shortages and employee productivity. The information is automatically downloaded every night to the Company's accounting office and is available for management's review and use the following day.

INTENDED EXPANSION

     Although no assurances can be given, the Company plans to open a minimum of 50 Franchised stores during the next two years. Management believes an important element of "marketing" is the franchise's selection of prime locations with heavy traffic patterns. During the initial expansion of franchise stores the sites will be generally limited to high traffic locations such as malls, mini malls, strip centers, busy specialty locations (e.g. airports, casinos and convention centers) and locations that are in close proximity to business and office centers.

     The Company, in its franchise offering circular, estimates that the initial investment required by a franchisee, including the initial franchise fee, is approximately $118,000 to $188,500, depending upon a number of variables, including leasehold related costs and improvements, store size, inventory, equipment, training fees, staffing, initial advertising and working capital.

     The Company supplements its retail operations with corporate or other off-site service and intends to actively increase this portion of its business. This service involves having one or more therapists taking portable massage chairs to a place of business, convention center or tourist attraction.

Since the only operating costs associated with this service are labor and transportation the profit margin on such corporate and other offsite work are significant.

     To encourage repeat business, the Company has developed a "Frequent Rub" program which rewards repeat customers with a free back rub after the purchase of nine back rubs. The Company also actively promotes the sale of gift certificates by giving a similar discount on the purchase of nine certificates. As an extension of the gift certificate program, the Company promoted the gift certificates for Valentine's Day. As a result of the success of this program, the Company has expanded such promotions to include other holidays.

STORE DEVELOPMENT

     The following table sets forth the number of stores opened, closed and existing in each of the last three fiscal years:

                                                 1995     1996     1997
                                                 ----     ----     ----
Stores Open at Beginning of the Year               5        8       13
Stores Opened                                      3        5        0
Stores Closed                                      0        0        3
Stores Open at end of Year                         8       13       10

FRANCHISE DEVELOPMENT

     The Company anticipates that the Company's growth will be through franchise sales. Management has developed a franchising program which is based largely on prior management's experience with Supercuts, Inc. and current management's experience with hotel franchising. The franchise plan call for the sale of individual unit franchises and certain limited territorial sales, to control the respective sites and to limit the impact of a franchisee whose operating standards are not acceptable to management. Although mostly anticipated to be sold as individual units, the intention is to sell multiple units within a market area to one franchisee in order to achieve economies of scale.

     Under the terms of the Company's current franchise agreement, the franchise fee is $20,000 per unit. In all cases the royalty fee is 6% of gross revenues (both services and products) and 3% of gross revenues (both services and products) which must be paid to a cooperative advertising fund. The initial term of the franchise agreement is five years, with options (upon payment of a fee) to extend the term for an additional five years. The franchise agreement places strict limitation on the operations of the business and requires the franchisee to conform to all operations standards established by the Company. The franchise agreement also requires that all employees of the franchisee attend and complete a training course conducted by the Company. The franchisee is required to pay the Company a fee, of $2,500 for the training.

     The Company's first franchised store (the "Las Vegas Store") opened on July 1994 in Las Vegas, Nevada. The Company entered into a franchise agreement June 1, 1994. Pursuant to the Franchise Agreement, the Franchisee paid the Company an initial, non-recurring, non-refundable franchise fee of $10,000. In addition, the Franchisee paid the Company a monthly royalty fee equal to 8% of the Franchisee's gross monthly revenues (as such term is defined in the existing Franchisee Agreement at that time). The Franchisee also paid to the Company an advertising and sales promotion fee which is equal to the greater of 35 of the Franchisee's gross monthly revenues or $1,000. On May 30, 1995, the Company and the Franchisee entered into a franchise termination agreement whereby (I) the Franchise Agreement and related sublease were terminated, (ii) the Company purchased certain assets from the Franchisee and (iii) the Company and the Franchisee provided for the mutual release of any obligations of each to the other whether arising out of the Franchise Agreement , the sublease or otherwise. The purchase price for the assets conveyed by the Franchisee to the Company was $25,000 and 18,185 shares of Common Stock. Simultaneously with the Franchise Termination Agreement, the Company closed the Las Vegas store.

     The Company entered into two option agreements (the "Bay Area Option Agreements") with Bay Area Backs I, a California limited partnership (the "Optionee"), on June 20, 1994 and June 21, 1994, respectively, for the opening of two franchised stores in the San Francisco area. Pursuant to the Bay Area Option Agreements, the Optionee paid to the Company $5,000 for each of the two options (the "Bay Area Options") to require the Company to enter into franchise agreements with the Optionee. On May 30, 1995, the Company and the Optionee entered into an option termination agreement whereby (I) the Bay Area Option Agreements were terminated, (ii) the Company purchased certain assets from the Optionee and (iii) the Company and the Optionee provided for the mutual release of any obligations of each to the other whether arising out of the Bay Area Option Agreements or otherwise. The purchase price for the assets conveyed by the Optionee to the Company and the termination of the Bay Area Option was $27,300.

     Upon termination of the franchise and the options referred to above, the Company suspended its franchise program and focused on developing its Company-owned stores. Starting in September 1996, the Company resumed the marketing of its franchise program. In November 1996, the Company entered into two franchise agreements, one for a location at Roosevelt Field Mall, Long Island, New York, and the second for the Cherry Creek Mall, Denver, Colorado. Certain ex-executive officers and ex-directors of the Company have an interest in the Roosevelt Mall franchise. See Item 12 (Certain Relationships and Related Transactions). In addition, in November 1996, the Company entered into an option agreement (the "Franchise Option Agreement") for a franchise location in the Los Angels, California metropolitan area. Under the terms of both franchise agreements, the franchisee has paid the Company a $12,500 initial, non-recurring, non-refundable, franchise fee and has agreed to pay a monthly royalty equal to 6% of the franchise's gross monthly revenue (as such term is defined in the franchise agreements). Under the terms of the Franchise Option Agreement, the optionee has paid to the Company a non-refundable fee of $5,000 (to be applied to the $12,500 franchise fee in the event the optionee signs a franchise agreement within 120 days of the date of the Franchise Option Agreement) and the Company has given the optionee an exclusive right to open a Great American BackRub franchise within Los Angeles and Orange Counties, California for a period of 120 days. In the event the optionee located a site within said counties that was acceptable to both the Company and the optionee , the Company and the franchisee would have entered into a franchise agreement with terms identical to those described above. The Optionee did not located a site within said counties within the specified time therefore the Franchise Option Agreement expired.

     In March 1998 the Cherry Creek Mall, Denver Colorado franchise store ceased operations. The Company is currently negotiating a termination agreement with the franchisee. The Company is a guarantor of the store lease, part of the termination agreement will have to address the Company's relief from the franchisee for the Company's guarantee. There can be no assurances that the Company will get adequate relief from the franchisee and may have to seek a settlement with the Mall owner.

     During 1997 the Company entered into franchise agreements for two additional locations, one at the Exchange Towers in Toronto, Canada and one at the Plaza of America in Dallas, Texas. The franchise circular called for a franchise fee of $12,500 and a 6% royalty fee based on gross sales of the franchise stores. The circular also requires the franchisee to pay a 3% marketing fee based on gross sales. The marketing fee goes into a trust account to be used only for marketing. The Toronto and Dallas franchise stores are scheduled to open in June of 1998. The two franchisee are not related parities to the Company and have had no previous relationship with current management.

COMPETITION

     Management knows of a limited number of other multi-unit retailer in the business in which the Company operates. Management also does not know of any multi unit franchises in existence offering fully clothed in-store back rubs. Competition currently consists of these limited multi-unit retailers and numerous independent massage therapists, spas, salons and health clubs providing full body massage, and a limited number of massage therapists providing seated massage in non-retail "off-site' environments. As competition may be anticipated to grow, however, due to the relatively low cost of entry and absence of substantial barriers into such business, no assurance can be given that the Company will successfully compete with any such competitors, some of whom may have substantial greater financial and other resources than the Company.

REGULATION

     The sales of franchises in the United States is subject to certain requirements established by the Federal Trade Commission (the "FTC"). These requirements generally relate to the disclosure of information regarding the franchisor and the rights, duties and obligations of the prospective franchisee. These disclosures and explanations are set forth in a document called a Uniform Franchise Offering Circular (which is commonly referred to as a "UFCC"). Effective is 1995, the FTC revised the disclosure requirements for a UFCC to require, among other things "plain English language" disclosures. The Company believes it is in compliance with these changes.

     In addition to the requirements of the FTC, certain states require that franchisors register in the state and submit a modified UFCC for approval before offering franchises in such states. These state UFCC must comply with the applicable state laws, which vary from state to state. The Company is currently registered in New York, California, Florida, Virginia, Maryland and Michigan.

     When new management took over the Company on October 16, 1997 the UFCCs were updated to reflect the changes in the Company and management. The updated UFCCs were completed in mid January and were filed with the appropriate state agencies. Not all states required filings, but the ones that did require filings had UFCCs submitted.

     The two states in which the Company currently operates, the States of Illinois and New York, require the licensing of massage therapists. Also certain states in which the Company plans to market the selling of franchises require the licensing of massage therapists. The responsibility for that licensing will fall to the prospective franchisee. The Company, prospective franchisees and its massage therapists employees are and will also be subject to various state and local laws and ordinances.

     The Company believes that it is in compliance with all applicable laws and regulations and has all required licenses to conduct its business. However, no assurances can be given tat current laws or regulations applicable to the Company's business will not change. Any such new laws or regulations applicable to the Company's expansion into new geographic areas could subject the Company to substantial costs in order to comply with such applicable laws or regulations. Any failure by the Company to comply with any new or existing laws or regulations could subject the Company to substantial penalties.

EMPLOYEE; EMPLOYEE TRAINING

     As of December 31, 1997, the Company had 115 employees, consisting of four full-time members of management, three full-time administrative employees, 9 full-time managers, two-full time warehouse employees and 7 full time and 90 part-time in-store employees. Other than members of management and the stores' managers who are salaried employees, all full and part-time personnel are hourly employees.

     The Company requires each new therapist to participate in the Company's two day training program as a condition to employment. The program includes extensive training relating to the Company's 10, 20, 30 and 45 minute massage sequences, product knowledge and customer service. All back rub services are provided by therapists who are either licensed (in states where such licensing is required) or have completed training at a school certified by a recognized trade association or are licensed health care provider.

     It is estimated by the American Massage Therapists Association that there are over 120,000 licensed/certified massage therapists in the country. The Company's experience has shown that most therapists are under-employed and are seeking part-time employment to supplement their existing private clientele. This need for part-time employment allows the Company to use flexible scheduling and minimize payroll and benefit costs associated with full-time employment.

     Currently, the Company requires all of its employee/therapists to obtain professional liability insurance in the minimum amount of $1,000,000 from one of three professional massage organizations. In some cases the Company is permitted under the applicable policy to be named as an additional insured. In addition, the Company has obtained a professional liability policy for an additional $1,000,000 covering all of its employees.

     All of the Company's employees are non-union. The Company considers its relationship with its employees to be satisfactory.

TRADEMARK PROTECTION

     The mark THE GREAT AMERICAN BACKRUB is the subject of U.S. Trademark Registration No. 1,922,629, issued September 26, 1995. The registration includes the statement that the Company does not claim exclusive rights to use of the term "BACKRUB" alone, apart from the trademark as shown. The trademark registration will remain in full force and effect for a term of ten years from the date of issue. However, a declaration of continued use must be file in the Trademark Office no earlier than the fifth anniversary and no later that the sixth anniversary of the registration in order to avoid cancellation of the registration. The registration give's the Company prima facie nationwide exclusivity to the mark THE GREAT AMERICAN BACKRUB as against any third party adopting a confusingly similar mark after the date of issue.

DEVELOPMENT OF ANTIGUAN PROPERTY

     The Company owns approximately 86 acres of vacant land on the island of Antigua. The land is in close proximity of the international airport and runs along the waterfront. The Company has already received from the Antiguan government concessions (i.e. licensees to develop the land) to the develop the property. The concessions allow for a 300 room hotel, casino, 48 house lots, 50 condominiums in the first phase, health club, tennis complex and a marina with a yacht club. The Company has already received other concessions which they will be to the Company's benefit during construction and operations.

     The Company has a recent appraisal valuing the land at approximately $10,000,000. The appraisal was performed by an international appraisal firm which is not related to the Company. The Company has a proposal for a feasibility study, on the land. The study will analyze the viability of the development described above. The Company expects to have the study begin within the next 45 days. Once the study is completed and the report issued, the Company will make the final decision as to the type project to develop.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company as of December 31, 1997 had 8 New York City Great American BackRub Store locations, one location in the Westchester Mall in White Plains, New York and one location in the Woodfield Mall on Schaumberg, Illinois near Chicago. Together, these stores employ a total of approximately 97 full and part-time employees. See Item 1 (description of Business-Employees, Employee Training). In February 1998 one store located in New York City was closed due to poor operating results and its close proximity to another New York City store.

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

138 7th Avenue                                           May 11, 2003
Brooklyn, New York

171 West 71st Street                                     June 30, 2006
New York, New York

2195 Broadway                                            October 31, 2006
New York, New York

Woodfield Mall                                           December 30, 2004
Schaumberg, Illinois

     The Company's corporate office is leased and located at 4500 140th Avenue North, Suite 221, Clearwater, Florida. The lease expires May 31, 1998. The Company believes that securing an office space that is adequate for its current and presently foreseeable needs is available within the Tampa Bay metropolitan area at reasonable market rates.

     The Company currently operates a warehouse/store administrative facility at 53 West 35th Street, Room 1202, New York, New York. The lease expires September 30, 1999. The Company believes that this space is adequate for its current needs and if the Company would no longer needs the facility in the future the space could be subleased.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is defendant in a landlord tenant action entitled Fashion Mall Partners, L.P. v. The Great American BackRub Store, Inc. (Civil Court of White Plains, State of New York) in which the landlord is seeking past due rent of $228,156.63 and possession of the premises. The Company believes it has counter-claims against the land lord relating to the condition of the premises and its tenancy and has made an offer to settle the action. The full amount of the rent has been accrued although the Company has been making partial payments to the landlord, accordingly the settlement, if accepted, will not materially affect the Company's results of operations.

     The Company is also party to several claims of vendors which are not expected to have a material effect on the Company's operatins.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On February 28, 1995, the Common Stock was listed for quotation on Nasdaq SmallCap Market under the symbol "RUBB". Prior to such listing, the Common Stock had been traded in the OTC Bulletin Board since October 18, 1993. At the close of business September 18,1997 the Company's securities (RUBB) was moved to Nasdaq Electronic Bulletin Board. The following table sets forth, for the periods indicated, the high and low bid for the Common Stock as reported for the Common Stock on Nasdaq SmallCap Market until September 18, 1997 and Nasdaq Electronic Bulletin Board after September 18, 1997. Quotations reflect prices between dealers, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                                       High Bid          Low Bid
                                                       --------          -------
1996
        1st Quarter ........................            $4.125           $3.06
        2nd Quarter ........................            $6.63            $3.25
        3rd Quarter ........................            $4.88            $2.50
        4th Quarter ........................            $4.625           $3.25

1997
        1st Quarter ........................            $4.9375          $2.50
        2nd Quarter ........................            $2.8125          $0.6563
        3rd  Quarter .......................            $0.9375          $0.25
        4th  Quarter .......................            $0.8125          $0.1563

     The Company has not declared or paid any dividends on the Common Stock and does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. The Company currently intends to reinvest earnings, if any, in development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and the other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     The Company's revenues are derived primarily from the services of seated fully clothed back rubs and the sale of back related products. The Company began operations in August 1993, and opened its first store for business in October 1993. The Company currently owns and operate 8 retail stores in New York City, one in Westchester Mall in White Plains, New York, and one at the Woodfield Mall in the Chicago metropolitan area. In addition, the Company has a franchisee operating at the Roosevelt Field Mall on Long Island. The Company has entered into franchise agreements for two additional locations, one at the Exchange Towers in Toronto, Canada and one at the Plaza of America in Dallas, Texas.

     The Company plans to focus the Company's resources on franchise sales in the future. The focus should allow the Company to shift its revenue mix away from services of seated fully clothed back rubs and the sale of back rub related products to franchise fees and 6% royalty fees on the gross revenues of franchisees. While there are no assurances that the Company can achieve the revenue mix change it is seeking, management believes with the proper marketing and franchise support the revenue mix change can be obtained.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

     After giving affect of the reverse acquisition for the year ended December 31, 1997, revenue from services, products and franchising operations increased to $749,264 compared to $0 for the comparable period in the prior year. The increase was due to the reverse acquisition that took place on October 16, 1997. Operating expenses were $1,579,041 for the year ended December 31, 1997 as compared to $336,000 for the comparable period in the prior year, an increase of $1,243,041 (370.0%). The increase was due to the reverse acquisition that took place on October 16, 1997.

     The following pro-forma information presents results of operations as if the reverse acquisition occurred on January 1, 1996. For the year ended December 31, 1997, the pro-forma revenue of The Great American BackRub Store, Inc. and subsidiary, from services, products and franchising operations increased to $3,585,530 compared to $3,045,937 for the comparable period in the prior year. The net increase of $539,593 (17.7%) was primarily attributable to stores opened in 1996 being opened in 1997 for a full twelve months. Operating expenses on a pro-forma basis were $6,171,697 for the year ended December 31, 1997 as compared to $6,571,578 for the comparable period in the prior year, a decrease of $399,881 (6.1%). This decrease was primarily due to the closure of three stores during the year and a reduction of corporate overhead.

     As a resulted of the decrease operating expenses, net loss for the year ended December 31, 1997 decreased to $2,846,890 compared to $3,435,322 for the comparable period in the prior year. No Provision for income taxes was required during either period due to the Company's incurrence of net operating loss carryforwards.

     While general and administrative expenses are expected to increase due to the need for additional management and administrative support for the Company's expanding franchise marketing, sales and support, these expenses as a percentage of total revenue are expected to decline as total revenue increases. Other expense items, such as advertising and promotion, as they are related to franchise marketing and franchise support are expected to increase as the franchise base increases. Advertising and promotion, salaries and wages, costs of products, however, as they are related to retail operations themselves and their relative percentage of total revenue are likely to decline over the next year as corporate owned stores are sold to potential franchisee.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had ($1,746,744) in working capital deficit as of December 31, 1997, after giving effect to the reverse acquisition compared with a working capital of $251,565 as of December 31, 1996. The decrease is primarily due to amounts spent on operations in the development of a corporate infrastructure in anticipation of the Company's former growth strategy of developing corporate owned stores.

     From  inception  to  December  31,  1997,  the  Company  has used  cash for operating activities of $7,382,756 and spent an additional $1,577,724 for the purchase of property, equipment, purchased leases, leasehold improvements and investments. These expenditures have been offset by the net cash provided by financing activities, principally from the Company's October 1993 private placement of common stock, aggregating $870,000, bridge notes and short-term financing in the principal amount of $867,000, the Company's March 1995 public offering of common stock resulting in net proceeds of approximately $5,000,000 and the issuance of common stock to warrant and option holders of approximately $1,000,000. Also in November 1997 a related party, Oregon Properties d/b/a Barclay Group loan the Company $250,000 and subsequent to year end another $210,000 has been loaned to the Company.

     Inasmuch as the Company continues to have a high level of operating expenses and will be required to make certain up-front expenditures in connection with its proposed franchise expansion, the Company anticipates that losses will continue for at least the next 9 months and until such time, if ever, as the Company is able to generate significant revenues or achieve profitable operations. As a result, in their report on the Company's Financial Statements as of December 31, 1997, the Company's independent certified public accountants have included an explanatory paragraph that describes factors raising substantial doubt about the Company's ability to continue as a going concern.

     On February 5, 1997, the Company filed a registration statement to offer 270,000 shares of preferred stock for approximately $2,700,000, which, if successful, after commissions and fees, would provide the Company with net proceeds of approximately $2,000,000. The principal underwriter ceased doing business before the offering was completed and no securities were sold.

     In accordance with current management's plans, the Company has been in discussions with several private lenders in the possibility of securing a loan of up to $2,000,000. The Company would pledge its asset of land in Antigua as collateral for the loan. Also a related party Oregon Properties d/b/a Barclay Group is prepared under certain circumstances to provide additional real property collateral and/or certain guaranties. However there can be no assurances that such financing can be obtained upon reasonable terms or that it will be available in the near future. While management believes that such financing will provide sufficient capital to fund the Company's growth and pay the bridge Notes, if it is not available, the Company will have to substantially reduce its operations.

Item 7. Financial Statements.

     See Financial Statements at the end of this report.


Item 8. Changes in and Disagreements with Accountants on accounting and financial disclosure.

     Incorporated by reference to Form 8-K as amended, dated January 30, 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Information with respect to directors, executive officers, promoters and control person: Compliance with Section 16(A) of the Exchange Act will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1997 and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

     Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1997 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1997 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1997 and is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(A) EXHIBITS

Exhibit No.                Description                                     I/B/R
-----------                -----------                                     -----

   3.1   Certificate of Incorporation of the Company, as amended.       **

   3.2   Amendment of Certificate of Incorporation of the Company
         (designating Series A Convertible Preferred Stock).            *

   3.3   Amended and Restated By-Laws of the Company.                   **

   4.1   Specimen Certificate of the Company's Common Stock.            **

   4.2   1994 Employee Stock Option Plan.                               **

   4.3   Nonqualified Option Agreement of Mr. Zanker.                   **

   4.4   Nonqualified Option Agreement of Mr. Murray.                   **

   4.5   Form of Option Agreement for Options to be issued to outside
         Directors upon completion of the offering.                     **

  10.1   Employment Agreement dated November 1, 1994 between
         the Company and Mr. Zanker.                                    **

 10.1.1  Amendment dated February 1, 1995 to the Employment
         Agreement dated November 1, 1994 between the Company and
         William Zanker.                                                **

 10.1.2  Amendment No. 2 dated February 27, 1995 to the
         Employment Agreement dated November 1, 1994 between the
         Company and William Zanker.                                    **

 10.2    Employment Agreement dated November 1, 1994 between the
         Company and Terrance C. Murray.                                **

 10.2.1  Amendment dated February 1, 1995 to the Employment
         Agreement dated November 1, 1994 between the Company and
         Terrance C. Murray.                                            **

 10.2.2  Amendment No. 2 dated February 27, 1995 to the
         Employment Agreement dated November 1, 1994 between the
         Company and Terrance C. Murray.                                **

 10.3    Franchise Agreement dated May 14, 1994 between
         Emerald Desert Rub and the Company.                            **

 10.4    Lease Agreement dated August 25, 1993 between 175
         East 57th Street, Inc. and the Company concerning the Third
         Avenue Store.                                                  **

 10.5    Lease Agreement dated February 1994 between Town Sports
         International, Inc. and The Company concerning the East 86th
         Street Store.                                                  **

 10.6    Notice of Town Sports International, Inc. to the Company
         terminating the East 86th Street Store Lease.                  **

 10.6.1  Lease Extension dated February 27, 1995 relating to the 86th
         Street Store Lease.                                            **

 10.7    Lease Agreement dated May 15, 1994 between Martin Cable
         and the Company.                                               **

 10.8    Sublease Agreement dated May 31, 1994 between the
         Company and Emerald Desert Rub.                                **

 10.9    Commercial Lease and Deposit Receipt dated December 31,
          1994 for the Company's San Rafael, California Office.         **

 10.10   Promissory Note dated April 5, 1994 issued to Colonial
         Capital Corp. for $165,000.                                    **

 10.11   Substitute Promissory Note dated November 1, 1994 issued
         to Colonial Capital Corp. for 165,000.                         **

 10.12   Letter Agreement dated December 23, 1994 between the
         Company Colonial Capital, Inc.                                 **

 10.13   Promissory Note dated April 5, 1994 issued to Gary D. Lipson
         for $50,000.                                                   **

 10.14   Substitute Promissory Note dated November 1, 1994 issued
         to Gary D. Lipson for $50,000.                                 **

 10.15   Promissory Note dated April 5, 1994 issued to Kipnis
         Tescher Lippman Valinsky and Kain for $115,000.                **

 10.16   Substitute Promissory Note dated November 1, 1994 issued
         to Kipnis Tescher Lippman Valinsky & Kain for $115,000.        **

 10.17   Letter Agreement dated December 28, 1994 between the
         Company and Kipnis Tescher Lippman Valinsky and Kain.          **

 10.18   Letter of Understanding dated December 16, 1994 from
         the Company to Colonial Capital, Inc.                          **

 10.19   Purchase Agreement dated June 10, 1993 by and among the
         Company, Michael Schub, Linda Amori, Ron Rodriguez,
         Debbie Dworkin and William Zanker.                             **

 10.20   Mutual Termination Agreement dated November 15, 1994 by
         and among the Company, Michael Schub, Linda Amori,
         Ron Rodriguez, Debbie Dworkin and William Zanker.              **

 10.21   Option Agreement dated June 20, 1994 between Bay Area
         Backs I and the Company relating to a potential franchise
         agreement.                                                     **

 10.22   Option Agreement dated June 21, 1994 between Bay Area
         Backs I and the Company relating to a potential franchise
         agreement.                                                     **

 10.23   Letter dated October 19, 1994 from the Company to Bay
         Area Backs I extending the term of the Option Agreement.       **

 10.23.1 Letter dated February 13, 1995 from the Company to Bay
         Area Backs I extending the term of the Option Agreement.       **

 10.24   Form of Bridge Note relating to December 1994 private
         placement securities offering.                                 **

 10.25   The Company's Uniform Franchise Offering Circular dated
         April 1, 1994.                                                 **

 10.26   Letter of Intent dated June 9, 1994 between Brookstone, Inc.
         and the Company.                                               **

 10.27   Letter of Intent dated October 6, 1994 between
          Brookstone, Inc. and the Company.                             **

 10.28   Assignment of Patent Rights dated December 23, 1994
         from William Zanker to the Company.                            **

 10.29   Consulting Agreement dated March 9, 1995 between
         the Company and A. Clinton Allen.                              **

 10.30   Option Agreement dated March 9, 1995 between the Company
         and A. Clinton Allen.                                          **

 10.31   Indemnification Letter dated March 9, 1995 from the Company
         to A. Clinton Allen.                                           **

 10.32   Franchise Termination Agreement dated as of May 30,
         1995, by and between the Company and Emerald Desert, Rub.      ***

 10.33   Option Termination Agreement dated as of May 30, 1995, by
         and between the Company and Bay Area Backs I.                  ***

 10.34   Franchise Agreement dated November 19, 1996 between the
         Company and Roosevelt Field Partners, LLC.                     ****

 10.35   Franchise Agreement dated November 20, 1996 between
         the Company and Marion Holdings, Inc.                          ****

 10.36   Option Agreement dated November 21, 1996 between
         the Company and Marylou Garcia.                                ****

 10.37   Agency Agreement dated November 22, 1996 between the
         Company and Investors Associates, Inc., as amended
         December 20, 1997.                                             ****

 10.38   Finders' Fee Agreement between the Company and Josh
         Alexander Associates dated October 16, 1997 as amended
         and supplemented.                                              *****

 10.39   Termination and Settlement Agreement between the
         Company and Terrance Murray dated as of October 16, 1997.      *****

 10.40   Settlement Agreement between the Company and Keith Dee
         dated October 28, 1997.                                        *****

 10.41   Satisfaction Agreement between the Company and Bernard
         Wincig dated October 16, 1997.                                 *****

 11.1    Statement regarding Computation of Per Share Earnings.         ***

 16.1    Letter from BDO Seidman, LLP.                                  ******

 21.1    Subsidiaries of the Company.                                   ***

----------
* corporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-21203)

** Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-88052)

*** Incorporation by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1995 (File No. 0-25334).

**** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-25354).

***** Incorporated by reference to the Company's Form S-8 Registration Statement dated November 24, 1997.

****** Incorporated by reference to the Company's Form 8-K/A Current Report dated January 30, 1998.


(B) REPORTS ON FORM 8-K

     Form 8-K dated January 30, 1998 as amended

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the requirements of the Exchange Act, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Clearwater, Florida, on the 14th day of April 1998.

                                    THE GREAT AMERICAN BACKRUB STORE, INC.


                                    By: /s/ David Coia
                                        -----------------------------
                                            David Coia
                                            President

     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

      SIGNATURE                            TITLE                                       DATE
      ---------                            -----                                       ----

/s/ David S. Coia                   Chairman of the Board                         April 14, 1998
---------------------------

/s/ David Coia                      Chief Executive Officer, and Director         April 14, 1998
---------------------------         (principal executive officer)


/s/ David L. West                   Chief Financial Officer and Secretary         April 14, 1998
---------------------------         (principal financial and accounting
                                    officer)


/s/ Kevin Stone                     Director                                      April 14, 1998
---------------------------


/s/ Waylon E. McMullen              Director                                      April 14, 1998
---------------------------

                     THE GREAT AMERICAN BACKRUB STORE, INC.

                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 1997

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY

                                    CONTENTS



PAGE  1  -  2  -  REPORT OF INDEPENDENT CERTIFIED PUBLIC
                  ACCOUNTANTS


PAGE  3  -  4  -  CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31,
                  1997


PAGE        5  -  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  YEARS ENDED DECEMBER 31, 1997 AND 1996


PAGE        6  -  CONSOLIDATED STATEMENT OF CHANGES IN
                  STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
                  DECEMBER 31, 1997 AND 1996

PAGE        7  -  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  YEARS ENDED DECEMBER 31, 1997 AND 1996

PAGE  8  - 20  -  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of:
 The Great American Backrub Store, Inc.

We have audited the accompanying consolidated balance sheet of The Great American Backrub Store, Inc. and subsidiary as of December 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. We have also audited the accompanying statements of operations, changes in stockholders' equity (deficit), and cash flows of Caribsun Corp., the Company's legal subsidiary and acquirer for accounting purposes under the reverse acquisition as discussed in
Note 3, for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the 1996 financial statements of The Great American Backrub Store, Inc., the legal acquirer under the reverse acquisition as discussed in
Note 3, which statements reflected total assets of $3,578,661 as of December 31, 1996, and total revenues of $3,045,937 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's financial statements for 1996 is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Great American Backrub Store, Inc. and subsidiary as of December 31, 1997 and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying 1997 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses since its inception and has an accumulated deficit of $1,334,522, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                         WEINBERG & COMPANY, P.A.



Boca Raton, Florida
April 13, 1998

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1997


                                     ASSETS

CURRENT ASSETS
 Cash                                                               $   131,078
 Other receivables, net of allowance of $103,310                         26,886
 Inventory                                                              146,889
 Prepaid expenses                                                        25,148
 Capitalized loan costs, net of $7,808
  accumulated amortization                                               67,192
                                                                    -----------
    Total Current Assets                                                397,193
                                                                    -----------
PROPERTY AND EQUIPMENT - NET
 Real property                                                        5,305,129
 Furniture and fixtures                                                 426,887
 Leasehold improvements                                                 849,649
 Purchased lease, net of $30,276
  accumulated amortization                                               89,724
 Computer equipment                                                      44,983
                                                                    -----------
                                                                      6,716,372
 Less accumulated depreciation                                         (303,835)
                                                                    -----------
     Net Property and Equipment                                       6,412,537
                                                                    -----------
OTHER ASSETS
 Notes receivable, net of allowance of $50,000                          100,000
 Accrued interest receivable                                              9,000
 Lease and equipment deposits                                           198,550
                                                                    -----------
    Total Other Assets                                                  307,550
                                                                    -----------
GOODWILL, NET OF $57,918 ACCUMULATED
 AMORTIZATION                                                         1,332,130
                                                                    -----------
TOTAL ASSETS                                                        $ 8,449,410
                                                                    ===========


                 See accompanying notes to financial statements.
                                        3

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                   $   476,212
 Accrued expenses                                                       435,177
 Accrued payroll and related expenses                                   129,306
 Management fees payable - related party                                409,394
 Bridge notes                                                           262,667
 Note payable - related party                                           250,000
 Deferred revenue                                                       181,181
                                                                    -----------
     Total Current Liabilities                                        2,143,937
                                                                    -----------
OTHER LIABILITIES
 Deferred rent                                                          184,100
                                                                    -----------
COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY
 Series A  convertible  preferred  stock, $.001 par
   value, 15,000,000  shares authorized, none issued
 Common stock, par value $0.001, 20,000,000 shares
  authorized, 15,154,354 shares issued
  and outstanding                                                        15,155
 Common stock to be issued, 6,097,416 shares,
  par value $0.001                                                        6,097

Additional paid-in capital                                            7,055,652

Additional paid-in capital on
 common stock to be issued                                              462,241

Accumulated Deficit                                                  (1,334,522)
                                                                    -----------
                                                                      6,204,623
Less Subscriptions Receivable                                            83,250
                                                                    -----------

TOTAL STOCKHOLDERS' EQUITY                                            6,121,373
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 8,449,410
                                                                    ===========


                 See accompanying notes to financial statements.
                                        4

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDARY
                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN STOCKHOLDERS' EQUITY (DEFICIT)
                        AS OF DECEMBER 31, 1997 AND 1996
                 See accompanying notes to financial statements

                                       COMMON STOCK               COMMON STOCK            PREFERRED        STOCK       ADDITIONAL
                                                                   TO BE ISSUED                                         PAID-IN
                                    SHARES      AMOUNT          SHARES      AMOUNT          SHARES         AMOUNT       CAPITAL
                                    ------      ------          ------      ------          ------         ------      ----------
Balance, December 31, 1995             100   $         1              --         --             --           --     $     6,513

Net Loss 1996                         --            --                --         --             --           --            --
                                ----------   -----------         ---------   --------        -------        -----   -----------

Balance, December 31, 1996             100             1                                                                  6,513

Issuance of Preferred Stock                                                                  500,000        5,000     5,693,615


Changes in Equity Resulting
 From Reverse Acquisition
 Accounting Treatment            2,416,754         2,416                                    (500,000)      (5,000)      156,767

Issuance of Common Stock To
  Shareholders' Of Caribsun
  Corp. Pursuant To Reverse
  Acquisition                   12,000,000        12,000         6,097,416      6,097                                   833,901

Issuance of Common Stock As
 Acquisition Costs Pursuant
 To Reverse Acquisition          1,000,000         1,000                                                                 75,809

Exercise Of Common Stock
 Warrants                          300,000           300                                                                189,700

Exercise Of Common Stock           287,500           288                                                                 24,497
 Options

Issuance Of Common Stock
 As Loan Fee                       150,000           150                                                                 74,850

Net Loss 1997
                                ----------   -----------         ---------   --------        -------        -----   -----------

BALANCE, DECEMBER 31,
 1997                           15,154,354   $    15,155         6,097,416   $  6,097           --           --     $ 7.055,652
                                ==========   ===========         =========   ========        =======        =====   ===========


                                    ADDITIONAL
                                  PAID-IN CAPITAL
                                     ON COMMON                              STOCK
                                    STOCK TO BE        ACCUMULATED       SUBSCRIPTION
                                       ISSUED            DEFICIT          RECEIVABLE        TOTAL
                                  ---------------      -----------       ------------     ------------
Balance, December 31, 1995              --             $  (168,000)             --        $  (161,486)

Net Loss 1996                           --                (332,000)             --           (332,000)
                                   -----------         -----------        -----------     -----------

Balance, December 31, 1996                                (500,000)                          (493,486)

Issuance of Preferred Stock                                                                 5,698,615


Changes in Equity Resulting
 From Reverse Acquisition
 Accounting Treatment                                                                         154,183

Issuance of Common Stock To
  Shareholders' Of Caribsun
  Corp. Pursuant To Reverse
  Acquisition                          462,241                                              1,313,239

Issuance of Common Stock As
 Acquisition Costs Pursuant
 To Reverse Acquisition                                                                        76,809

Exercise Of Common Stock
 Warrants                                                                                     190,000

Exercise Of Common Stock                                                      (83,250)        (58,465)
 Options

Issuance Of Common Stock
 As Loan Fee                                                                                   75,000

Net Loss 1997                                             (834,522)                          (834,522)
                                   -----------         -----------        -----------     -----------

BALANCE, DECEMBER 31,
 1997                              $   462,241         $(1,334,522)       $   (83,250)    $ 6,121,373
                                   ===========         ===========        ===========     ===========

                 See accompanying notes to financial statements.
                                        5

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AS OF DECEMBER 31, 1997 AND 1996


                                                  1997                 1996
                                               ------------        ------------
REVENUES
 Services                                      $    533,721        $       --
 Products                                           200,481                --
 Royalties, franchise
  fees and other                                     15,062                --
                                               ------------        ------------
      Total Revenues                                749,264                --
                                               ------------        ------------
OPERATING EXPENSES
 Salaries and wages                                 679,658                --
 Costs of products sold                              21,509                --
 Rental expenses                                    296,227                --
 Advertising and promotion                           41,638                --
 General and administrative                          80,191                --
 Consulting fees                                    144,712                --
 Depreciation                                        11,188                --
 Amortization of goodwill                            57,918                --
 Management fees-related
  party                                             246,000             336,000
                                               ------------        ------------
      Total Operating Expenses                    1,579,041             336,000
                                               ------------        ------------
NET LOSS FROM OPERATIONS                           (829,777)           (336,000)
                                               ------------        ------------

OTHER INCOME (EXPENSE)
 Interest income                                      5,325               4,000
 Interest expense                                   (10,070)               --
                                               ------------        ------------
      Total Other Income
         (Expense)                                   (4,745)              4,000
                                               ------------        ------------

NET LOSS                                       $   (834,522)       $   (332,000)
                                               ============        ============
Weighted average number of
 shares outstanding during
 the period                                      18,357,014          17,097,416
                                               ============        ============
Net loss per common share
 and equivalents                               $    (0.0455)       $    (0.0194)
                                               ============        ============


                 See accompanying notes to financial statements.
                                        6

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 1997 AND 1996

                                                         1997           1996
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $(834,522)     $(332,000)
 Adjustments to reconcile net
  loss to net cash (used in)
  operating activities
 Amortization of Goodwill                                 57,918           --
 Depreciation and other amortization                      49,272           --
 Consulting expense incurred for capital
  stock                                                  190,000           --
 Changes in assets and liabilities
 (Increase) decrease in:
   Accounts receivable - net                               3,110           --
   Accrued interest receivable                            (5,000)        (4,000)
   Inventory, net                                         30,346           --
   Prepaid expenses and other current
    assets                                               (14,621)          --
 Increase (decrease) in
  Accounts payable and accrued
   expenses                                                5,224           --
  Accrued payroll and related                             88,294           --
  Deferred revenues and rent                              69,253           --
  Management fees payable                                205,394        336,000
                                                       ---------      ---------
Net cash used in operating activities                   (145,332)          --
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Lease and equipment deposits and
  other assets                                            11,847           --
                                                       ---------      ---------
    Net cash provided by investing
     activities                                           11,847           --
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net cash proceeds from the issuance
  of common stock                                         24,563
 Net cash proceeds from the issuance
  of notes payable                                       250,000
                                                       ---------
    Net cash provided by financing
     activities                                          274,563           --
                                                       ---------      ---------
Net increase in cash and cash equivalents                131,078           --
Cash and cash equivalents-beginning                         --             --
                                                       ---------      ---------
CASH AND CASH EQUIVALENTS-ENDING                       $ 131,078      $    --
                                                       =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
  Interest                                             $   3,451           --
  Income taxes                                              --             --

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

As fully discussed in Note 3, the Company issued common stock in a business combination accounted for as a reverse acquisition.

                 See accompanying notes to financial statements.
                                        7

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Great American Backrub Store, Inc. and Subsidiary (the "Company") is an owner\operator and franchiser of retail stores which provide seated, fully clothed back rubs and sell back and stress related products. The Company, incorporated in 1992, began operations in 1993. As of December 31, 1997, the Company has ten retail stores in operation and two franchised store locations. As discussed in Note 3 the Company acquired one hundred percent of the outstanding common stock of Caribsun Corp. ("Caribsun") from Ascot International Corp. ("Ascot"), a previously unrelated company. Caribsun, formed in 1995 under the laws of the State of Delaware, holds title to approximately 86 acres of real property in the Parish of St. Peter, Antigua through a wholly-owned subsidiary. On October 1, 1997 the real property was appraised by an independent appraiser and their report dated October 14, 1997 opines that the fair market value of the real property was $10,000,000. The Company intends to develop the real property.

Change in Management

As a result of the reverse acquisition discussed in Note 3, the Company underwent a change in management effective October 16, 1997. Management of the Company consists of the officers and directors of Ascot.

Principle of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Caribsun. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Cash and Cash Equivalents

Cash and cash equivalents represents all amounts held in banks and money market accounts and short term investments such as United States Treasury bills with original maturities of less than three months.

Concentration of Credit Risk

There were no financial instruments which potentially subject the Company to significant concentration of credit risk at December 31, 1997.

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

Leasehold improvements       The  lesser  of  10  years,  or  the remaining life
                             of the lease.
Purchased lease              The  lesser of 10 years, or the  remaining life  of
                             the lease.
Furniture and fixtures       5 - 10 years
Computer equipment           5 years

Revenue Recognition

The Company-owned store revenues are recognized when services are provided or upon the sale of products. Sales of gift certificates are recognized when redeemed or upon expiration. Royalties are recognized as income in the month is which franchise services are rendered or products are sold by franchises. The Company recognizes franchise revenue in accordance with SFAS No. 45. Deferred revenues represent unredeemed and unexpired gift certificates.

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Per Share Data

Net loss per common share for the year ended December 31, 1997 and 1996 is computed by dividing net loss by the weighted average common shares outstanding during the year as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercise of common share equivalents was not utilized since the effect was anti-dilutive.

Long-Lived Assets

During 1995, Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121"), was issued. SFAS 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. The adoption of this pronouncement did not have a significant impact on the Company's financial statements as of December 31, 1997 and 1996.

Stock Options

In October 1995, the FASB issued Statement of Financial Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows companies to choose whether to account for stock-based compensation on the fair value method or to continue to account for stock-based compensation under the current Intrinsic Value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company had adopted the disclosure alternative under SFAS 123 during 1996 and will continue to follow the provisions of APB Opinion No. 25.

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company has incurred losses since its inception and has accumulated a deficit of $1,334,522 at December 31, 1997. Insomuch as the Company continues to have a high level of operating expenses and will be required to make significant expenditures in connection with its proposed franchising concept and development of the property owned by Caribsun, the Company anticipates that losses will continue for at least 12 months and until such time, if ever, as the Company is able to generate sufficient revenues to finance its operations and the costs of continued expansion. Since inception, the Company's operations have generated negative cash flow, as its expenses have exceeded revenues, and the Company's ability to continue its operations is dependent upon additional debt or equity financing. There can be no assurances that the Company will be able to generate significant revenues or achieve profitable operations or that its operations will generate positive cash flow. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In accordance with management's plans, the Company is negotiating with lenders for long term financing needs. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there is no assurance, assuming the Company successfully raises additional funds that the Company will achieve profitability or positive cash flow.

If the Company is unable to obtain adequate additional financing, or if the existing operations do not meet projections, management will be required to sharply curtail its plans and operations.

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997

NOTE 3 - REVERSE ACQUISITION

On September 30, 1997, as amended on October 16, 1997, the Company entered into a Securities Exchange Agreement (the "Agreement") to acquire 100% of the issued and outstanding common stock of Caribsun from Ascot in exchange for 17,097,416 shares of common stock of the Company. Caribsun owns approximately 86 acres of land located in Parish of Saint Peter, Antigua. On October 16, 1997 the acquisition was consummated and the Company initially issued 11,000,000 shares of its common stock to Ascot in exchange for 100% of the issued and outstanding common stock of Caribsun. Due to a deficiency in the Company's authorized shares of common stock on October 16, 1997, 6,097,416 shares of common stock of the Company remain to be issued to Ascot. Upon shareholder approval and completion of an amendment to the Company's certificate of incorporation increasing the authorized shares, the remaining 6,097,416 common shares will be issued. These unissued shares are presented in the balance sheet as Common stock to be issued and Additional paid-in capital on common stock to be issued.

The Caribsun acquisition and issuance of the Company's common stock to Ascot resulted in Ascot obtaining approximately an 80% voting interest in the Company. Generally Accepted Accounting Principles require that the company whose shareholders retain the majority interest in the voting stock of the combined business be treated as the acquirer for accounting purposes. As a result, the acquisition is accounted for as a reverse acquisition for financial reporting purposes and Caribsun is deemed to have acquired the Company. Accordingly, the Company's financial statements at the acquisition date and at December 31, 1997 are presented as follows: (1) the balance sheet consists of Caribsun's net assets at historical cost, and the Company's net assets at fair market value on the date of acquisition (acquired cost); and (2) the statement of operations includes Caribsun's operations for the periods presented and the Company's operations from the date of acquisition, October 16, 1997.

The purchase price consists of the 17,097,416 common shares issued to Ascot multiplied by the average fair market value of the Company's common stock as measured just before and after the agreement and announcement of the acquisition, as adjusted for management's estimate of the fair market value dilution effect of issuing those shares, plus acquisition costs. The entire difference between the purchase price and net assets of the Company acquired was allocated to goodwill.

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997


NOTE 3 - REVERSE ACQUISITION - CONTINUED

Goodwill is being amortized over the expected useful life of five years. The purchase price and goodwill computation follows:

Shares issued October 16, 1997
 pursuant to reverse acquisition                                      17,097,416

Fair market value of common stock
 as adjusted for dilution effect                                     $   0.08625

Fair market value of stock issued                                    $ 1,474,652
Acquisition costs                                                        108,750
                                                                     -----------
Total purchase price                                                 $ 1,583,402
Less: Net assets acquired                                                193,354
                                                                     -----------
Goodwill                                                             $ 1,390,048
                                                                     -----------

The following unaudited pro-forma information presents a summary of consolidated results of operations of the Company as if the reverse acquisition had occurred on January 1, 1996. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future. The pro-forma results follow:

                                                    Year Ended December 31,
                                                  1997                 1996
                                               ------------        ------------
Revenues                                       $  3,595,220        $  3,045,937
Operating expenses                                6,171,697           6,571,578
                                               ------------        ------------
Net loss from operations                         (2,576,477)         (3,525,641)
Other income (expense)                             (270,513)             90,319
                                               ------------        ------------
Net loss                                       $ (2,846,990)       $ (3,435,322)
                                               ============        ============
Weighted average number of
 shares outstanding during
 the period                                      21,116,975          21,101,770
                                               ============        ============
Net loss per common share                      $    (0.1348)       $    (0.1628)
                                               ============        ============


In connection with the reverse acquisition, warrants to purchase common stock were issued to certain former officers and consultants of the Company. At December 31, 1997, 270,000 of the warrants were unexercised and may be exercised through October 15, 2002 at exercise prices ranging from $0.50 to $1.00.

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997
NOTE 4 - BRIDGE NOTES

On December 27, 1996, the Company issued 10% Bridge Notes in the principal amount of $ 262,667, payable as to principal and interest at the earlier of the closing of a public offering through the sale of equity securities or December 27, 1997. In connection with these notes, the Company also issued 4,000,000 warrants, each warrant representing the right to purchase one share of Series A preferred stock at an exercise price of $5.00 per share. Upon consummation of the offering, each bridge warrant was to automatically, without any action by the bridge note holders, be converted into half of a redeemable warrant which entitles the holder to purchase one-half share of a new Series B preferred stock. The Series B preferred stock was never authorized by the Company's shareholders, and in February 1997 the Offering was cancelled.

The Series A preferred stock warrants are exercisable at anytime during the three-year period commencing on the first anniversary of the date of the warrant, December 27, 1997. The Series A preferred stock is convertible into the greater of (1) two shares of common stock or (2) the number of shares of common stock equal to $8.00 divided by the average closing price of the common stock for the 10 trading days ending on the third trading day preceding the date of conversion. In connection with the issuance of the Bridge Notes an original issue discount of $262,667 was recorded to be amortized over the lesser of the expected term of the notes, or until consummation of the offering (3 months), along with $91,743 of financing expenses. Interest expense amortization of the original issue discount of $255,319 and $7,348 for the years ended December 31, 1997 and 1996, occurred prior to the reverse acquisition and reflects non-cash financing costs related to such warrants.

Because of the cancellation of the Public Offering, the Notes were not converted and became due on December 27, 1997. As of the date of this report, the Notes are past due, and the Company is in negotiation with the noteholders.

NOTE 5 - OPTIONS, STOCK PLANS AND MANAGEMENT COMPENSATION

At the Company's 1994 annual stockholders meeting, the Company's shareholders approved an Employee Plan under which 75,000 shares of stock were authorized for grants. To date, 8,500 have been granted. The purpose of the Employee Plan is to promote the success of the Company by providing a method whereby eligible employees of the Company and its subsidiaries, as defined therein, may be awarded additional remuneration for services rendered. The Employee Plan is also intended to aid in attracting persons of suitable ability to become employees of the Company and its subsidiaries.

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997


NOTE 5 - OPTIONS, STOCK PLANS AND MANAGEMENT COMPENSATION - CONTINUED

In December 1994, the Company granted ten year options to purchase 360,000 shares of Common Stock to executive officers of the Company. At December 31, 1997 240,000 of these options were exercised at $.375 per share and 120,000 are still exercisable at $3.75 per share. In July 1995, the Company granted additional five-year options to 100,000 shares of Common Stock to executive officers of the Company. Such options are exercisable at a purchase price of $2.5625 per share. All options expire on the day before the 5-year anniversary of vesting.

In March 1995, the Company granted ten year options to purchase 100,000 shares of Common Stock. Such options are exercisable at a price of $5.00 per share. All such options are currently exercisable. In July 1995, the Company granted five-year options for purchase 25,000 and 40,000 shares of Common Stock to consultants of the Company. Such options are exercisable at a price of $4.00 per share. All options are currently exercisable. In August 1995, the Company granted three year options to purchase 100,000 share of Common Stock to a consultant to the Company, of which options to purchase 76,500 shares had been exercised in prior years. In January 1997 the balance of the options to purchase 23,500 shares were exercised. Such options were exercised at a price of $2.375 per share.

In 1996, the Company granted 3 year options to the Company's underwriter to purchase 125,000 shares of common stock. Such options are currently exercisable at a price of $6.00 per share and expire in February 2000.

FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation costs for the Company's stock options plans had been determined in accordance with the fair value-based method in FASB Statement 123. As discussed in Note 3, the 1997 and 1996 statements of operations include the net loss of The Great American Backrub Store, Inc. only for the period from October 16, 1997 to December 31, 1997 and, therefore, only stock options granted during this period would affect the results of operations. Since there were no significant stock options granted during this period for compensation, the pro-forma information required under FASB No. 123 is not presented.

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997


NOTE 5 - OPTIONS, STOCK PLANS, AND MANAGEMENT COMPENSATION - (CONTINUED)

Non-qualified stock option transactions during the years ended December 31, 1997 and 1996 are summarized below:

                                           December 31, 1997                             December 31, 1996
                                           -----------------                             -----------------

                                            Exercise Price    Weighted Average             Exercise Price       Weighted Average
                           Shares           Range per Share   Exercise Price    Shares     Range Per Share      Exercise Price
                           ------           ---------------   --------------    ------     ---------------      --------------
Outstanding Options
  at beginning of year     558,500          $2.375 - $5.00        $3.94         925,000    $1.875 - $5.00            $3.20

Options granted            328,500           0.375 -  6.00         2.08         300,000    $1.00  - $2.50            $2.00

Options exercised          311,000           0.375 -  2.375        0.521        576,500    $1.00  - $2.375           $2.01

Options forfeited          107,500               $2.50             2.50          90,000         $2.375               $2.375
                           -------               -----             ----          ------         ------               ------

Outstanding options at
 end of year               468,500          $0.375 - $6.00        $4.735        558,500    $2.375 - $5.00            $3.93
                           -------          ------   -----        ------        -------    ------   -----            -----

Exercisable options at
 end of year               468,500          $0.375 - $6.00        $4.735        553,500    $2.375  -  $5.00          $3.94
                           -------          ------   -----        ------        -------    ------     -----          -----


                 See accompanying notes to financial statements.
                                       16

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997

NOTE 6 - INCOME TAXES

Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences on future years differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Valuation allowances have been established for all income tax benefits since their realizability is uncertain.

For Federal tax purposes, the Company had available, at December 31, 1997, net operating loss carryforwards of approximately $8,720,000, which expire through 2011 subject to certain perscribed rate annual limitations.

NOTE 7 - RELATED PARTY TRANSACTIONS

In December 31, 1997, the Company had a receivable due from one of its franchisees totaling approximately $127,000. The franchise was closed during 1997. Certain former officers and directors of the Company prior to the reverse acquisition owned an interest of approximately 40% in this franchise. This receivable has been fully reserved at December 31, 1997, is due on demand and is non-interest bearing.

On November 24, 1997, the Company obtained a $250,000 loan from a company controlled by the Company's chairman. In connection with this loan the Company issued 150,000 shares of common stock to the controlled company. The 150,000 shares were accounted for as a loan fee to be amortized over the one year term of the loan. Amortization of these loan costs was $7,808 in 1997.

Under the terms of a management agreement that commenced on July 1, 1995 and terminated on September 23, 1997, Caribsun had been charged management fees of $246,000 and $336,000 in 1997 and 1996, respectively by Ascot prior to the reverse acquisition for managerial and administrative services. Of this amount $409,394 remains unpaid at December 31, 1997 and is shown in the accompanying balance sheet as management fees payable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

(a)  Leases

The Company leases retail stores and office equipment. All of the retail stores are leased under noncancellable agreements which expire at various dates through the year 2006. The agreements, which have been classified as operating leases, require the Company to pay insurance, taxes and other maintenance costs.

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997



NOTE 8 - COMMITMENTS AND CONTINGENCIES - CONTINUED

(a)  Leases - Continued

The following is a schedule of future minimum rental payments which are required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997.

         Year ending December 31,               Net Minimum
                                                  Rentals

              1998                             $  688,458
              1999                                695,348
              2000                                693,518
              2001                                711,049
              2002                                677,400
              Thereafter                        1,388,177
                                               ----------
                                               $4,853,950

The rental expense, including deferred rent, under operating leases was $972,762 and $734,588 for the years ended December 31, 1997 and 1996, respectively.

Deferred rent results as the Company recognizes the costs of leases with free rent periods and accelerating lease payments on a straight-line basis over the term of the lease.

(b)  Legal Proceedings

The Company is a defendant in a landlord tenant action entitled Fashion Mall Partners, L.P. v. The Great American Backrub Store, Inc. (Civil Court of White Plains, State of New York) in which the landlord is seeking past due rent of $228,156 and possession of the premises. The Company believes it has counter-claims against the landlord relating to the condition of the premises during its tenancy and has made an offer to settle the action. An amount of approximately $80,000 has been accrued although the Company has been making partial payments to the landlord. Accordingly the settlement, if accepted, will not materially affect the Company's results of operations.

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997


NOTE 9 - FINANCIAL ADVISORY AND CONSULTING AGREEMENT

In February 1996, the Company entered into a financial advisory and consulting agreement with an investment banking firm to advise it on the possible sale of additional equity securities, as well as to introduce and assist in the evaluation of potential merger and partnering opportunities.

The agreement was for a period of one year commencing on February 1, 1996 and includes a $100,000 retainer, paid on the execution of the agreement and warrants to purchase 100,000 shares of the Company's stock at an exercise price of $1.00 per share exercisable from the date of the agreement to and including January 31, 1997, all of which have been exercised, and warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share, exercisable from the date of the agreement to and including February 31, 1998, of which all have been exercised.

Such warrants resulted in a non-cash charge of $481,250 for the year ended December 31, 1996 and resulted in a charge of approximately $50,000 for the year ended December 31, 1997.

NOTE 10 - SUBSEQUENT EVENTS

Change of State of Incorporation and Amendments to Certificate of Incorporation

On January 20, 1998, the Board of Directors approved actions to (1) reincorporate the Company under the laws of the State of Delaware through merger of the Company into a Delaware subsidiary formed specifically for this purpose; and (2) amend the Company's certificate of incorporation to (a) change the name of the Company to "Darco International Corp."; (b) reverse split the outstanding shares of the Company's common stock one-for-four;, (c) increase the authorized shares of the Company's common stock to 25,000,000 from 20,000,000; and (d) permit shareholders to take action by written consent without a meeting. Ascot, which holds approximately an 80% voting interest in the Company's common stock, has approved these actions and will vote their shares in favor of these actions at the next shareholder meeting scheduled in May 1998. Pursuant to the provisions of New York corporate law and the Company's certificate of incorporation, the reincorporation by merger requires the affirmative vote of two thirds of the Company's outstanding shares of common stock and the other amendments require the approval of a majority of such shares. Accordingly, the vote of Ascot is sufficient to approve these actions.

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1997


NOTE 10 - SUBSEQUENT EVENTS - CONTINUED

Letter of Intent for Acquisition of a Private Unaffiliated Company

In early 1998 the Company executed a letter of intent relating to a possible acquisition of a private unaffiliated company. Under terms of the letter of intent if the acquisition is completed, the Company will issue 350,000 pre-split common shares of the Company's common stock in exchange for a controlling interest in the private company.

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


We hereby consent to the use in the Form 10-KSB Annual Report of The Great American Backrub Store, Inc. for the year ended December 31, 1997, our report dated April 13, 1998, relating to the financial statements of The Great American Backrub Store, Inc. which appear in such Form 10-KSB.




                           WEINBERG & COMPANY, P.A.
                           Certified Public Accountants





Boca Raton, Florida
April 15, 1998