Form 10QSB
period 1998-03-31
GREAT AMERICAN BACKRUB STORE INC
filed 1998-05-15
CIK 934006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Security Exchange Act of 1934 For the Quarterly period ended March 31, 1998.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period from ________ to _________ .

Commission file number:  0-25334

                     THE GREAT AMERICAN BACKRUB STORE, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in the charter)

              New York                            13-3729043
     ------------------------         ------------------------------------
     (State of Incorporation)         (I.R.S. Employer Identification No.)

           4500 140th Avenue No., Suite 221, Clearwater, Florida 33762
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                  (813) 532-4818
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X          No
                            ---            ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                          Outstanding at May 14, 1998
-----------------------------              ---------------------------
Common Stock, $.001 par value                      15,154,354

Transitional Small Business Disclosure Format (check one):

                        Yes            No  X
                            ---           ---

================================================================================

                     THE GREAT AMERICAN BACKRUB STORE, INC.

                                     Part I

                              FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements
            ------------------------------
            Condensed Balance Sheet                                        3
            Condensed Statement of Operations                              4
            Statement of Cash Flows                                        5
            Notes to unaudited Financial Statements                        6

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Financial Condition and Results of Operations                 10
            ---------------------------------------------


                                     PART II

                                OTHER INFORMATION

Item 1                  Legal Proceedings                                 13
Item 6.                 EXHIBITS AND REPORTS ON FORM 8-K                  13
Signature Page                                                            14
Exhibit Index                                                             15
Exhibit 11: Statement re: Computation of per share earnings               16
Exhibit 27: Financial Data Schedule                                       17

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                              AS OF MARCH 31, 1998
                                   (UNAUDITED)

Part 1: Financial Information
Item 1: Financial Statements

                                     ASSETS

Current assets
     Cash                                                           $    69,203
     Other receivables, net                                              26,886
     Prepaid expenses                                                     1,145
     Inventory                                                          112,789
     Capitalized loan costs, net of $26,301
       accumulated amortization                                          48,699
                                                                    -----------
                Total current assets                                    258,722
                                                                    -----------

Property and equipment, net
     Real property                                                    5,305,129
     Furniture and fixtures                                             426,887
     Leasehold improvements                                             849,649
     Purchased Lease, net of
         accumulated amortization                                        86,724
     Computer equipment                                                  44,983
                                                                    -----------
                                                                      6,713,372
     Less accumulated depreciation                                     (341,948)
                                                                    -----------
                                                                      6,371,424
                                                                    -----------

Other assets
     Notes receivable, net                                              100,000
     Accrued Interest receivable                                         19,250
     Lease and equipment deposits                                       211,012
     Other assets                                                        24,171
                                                                    -----------
                Total other assets                                      354,433
                                                                    -----------

Goodwill, net of $127,420 accumulated amortization                    1,262,628
                                                                    -----------

                Total assets                                        $ 8,247,207
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                               $   634,200
     Accrued expenses                                                 1,129,710
     Accrued payroll and related expenses                                91,459
     Bridge notes                                                       262,667
     Note payable - related party, net                                  360,000
     Deferred revenue                                                    52,409
                                                                    -----------

                Total current liabilities                             2,530,445
                                                                    -----------

Deferred rent                                                           176,364
                                                                    -----------

Commitments and contingencies                                              --
Stockholders' equity
     Series A convertible preferred stock, $0.001 par
       value 15,000,000 shares authorized, none issued                     --
     Common stock, par value $0.001, 20,000,000
       shares authorized, 15,154,354 shares issued and
       outstanding                                                       15,154
     Common stock to be issued, 6,097,416 shares, par
       value $0.001                                                       6,097
     Additional paid-in capital                                       7,055,652
     Additional paid-in on common stock to be issued                    462,241
     Accumulated Deficit                                             (1,915,496)
                                                                    -----------
                                                                      5,623,648
     Less Subscriptions Receivable                                       83,250
                                                                    -----------
                                                                      5,540,398
                                                                    -----------

                 Total liabilities and stockholders' equity         $ 8,247,207
                                                                    ===========

See accompanying notes to financial statements.

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended
                                                            March 31,
                                                     1998              1997
                                                ------------        -----------
Revenues
     Services                                   $    621,891        $      --
     Products                                         77,221               --
     Royalties, franchise fees and other               7,075               --
                                                ------------        -----------

                Total revenues                       706,187               --
                                                ------------        -----------

Operating expenses
     Salaries and wages                              358,019               --
     Costs of products sold                           49,271               --
     Rental expense                                  233,707               --
     Advertising and promotion                        26,792               --
     General and administrative                      477,268               --
     Consulting fees                                  --                  7,344
     Depreciation                                     41,497               --
     Amortization of goodwill                         69,502               --
     Management fees-related party                    --                 82,000
                                                ------------        -----------

                Total operating expenses           1,256,056             89,344
                                                ------------        -----------

Net loss from operations                            (549,869)           (89,344)
                                                ------------        -----------

Other Income (expense)
     Interest income                                   1,250              1,250
     Interest expense                                (32,355)              --
                                                ------------        -----------

Net Loss                                        $   (580,974)       $   (88,094)
                                                ============        ===========

Weighted average number of shares
   outstanding during the period                  15,154,354          2,409,021
                                                ============        ===========

Net loss per common share and equivalents       $      (0.04)       $     (0.04)
                                                ============        ===========


See accompanying notes to financial statements.

              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three months ended
                                                               March 31,
                                                          1998           1997
                                                       ---------      ---------
Cash flows from operating activities:
     Net loss .....................................    $(580,974)     $ (88,094)
     Adjustments to reconcile net loss to net
       cash (used in) operating activities
     Amortization of goodwill .....................       69,502           --
     Depreciation and other amortization ..........       59,254           --
     Changes in assets and liabilities
     (Increase) decrease in:
       Accounts receivable - net ..................         --             --
       Accrued interest receivable ................      (10,250)        (1,250)
       Inventory, net .............................       34,100           --
       Prepaid expenses and other assets ..........      (12,360)          --
     Increase (decrease) in:
       Accounts payable and accrued expenses ......      405,280          7,344
       Deferred revenues and rent .................     (136,427)          --
     Management fees payable ......................         --           82,000
                                                       ---------      ---------

Net cash used in operating activities .............     (171,875)          --
                                                       ---------      ---------

Cash flows from financing activities
     Net cash proceeds from the issuance of notes
        payable ...................................      110,000           --
                                                       ---------      ---------

Net cash provided by financing activities .........      110,000           --
                                                       ---------      ---------

Net increase in cash and cash equivalents .........      (61,875)          --

Cash and cash equivalents, beginning of period ....      131,078           --
                                                       ---------      ---------

Cash and cash equivalents, end of period ..........    $  69,203      $    --
                                                       =========      =========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
        Interest ..................................         --             --
        Income taxes ..............................         --             --

See accompanying notes to financial statements.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Description of Business

The Great American BackRub Store, Inc. and Subsidiary (the "Company") is an owner\operator and franchiser of retail stores which provide seated, fully clothed back rubs and sell back and stress relief related products. The Company, incorporated in 1992, began operations in 1993. As of March 31, 1998, the Company has nine retail stores in operation and one franchise store locations. As discussed in Note 2 the Company acquired one hundred percent of the outstanding common stock of CARIBSUN, CORP. ("CARIBSUN") from Ascot International Corp. ("Ascot"), a previously unrelated company. CARIBSUN, formed in 1995 under the laws of the State of Delaware, holds title to approximately 86 acres of real property in the Parish of St. Peter, Antigua through a wholly-owned subsidiary. On October 1, 1997 the real property was appraised by an independent appraiser and their report dated October 14, 1997 opines that the fair market value of the real property was $10,000,000. The Company intends to develop the real property.

Change in Management

As a result of the reverse acquisition discussed in Note 2, the Company underwent a change in management effective October 16, 1997. Management of the Company consists of the officers and directors of Ascot.

Condensed Financial Statements

The condensed balance sheet as of March 31, 1998 and the condensed statements of operations and cash flows for the three month period ended March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in cash flows at March 31, 1998 and for all periods presented have been made.

Certain in formation and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1997.

The results of operations for the three month period ending March 31, 1998 and 1997 are not necessarily indicative of the operating results fro the full year.

Cash and Cash Equivalents

Cash and cash equivalents represent all amounts held in banks and money market accounts and short term investments such as United States Treasury bills with original maturities of less than three months.

Per Share Data

Net loss per common share for the three months ended March 31, 1998 and 1997 is computed by dividing net loss by the weighted average common shares outstanding during the year as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercised of common share equivalents was not utilized since the effect was anti-dilutive.

Note 2 - Reverse Acquisition

On September 30, 1997, as amended on October 16, 1997, the Company entered in to a Securities Exchange Agreement (the "Agreement") to acquire 100% of the issued and outstanding common stock of CARIBSUN from Ascot in exchange for 17,097,416 shares of common stock of the Company. CARIBSUN owns approximately 86 acres of land located in Parish of Saint Peter, Antigua.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Reverse Acquisition, continued:

On October 16, 1997 the acquisition was consummated and the Company initially issued 11,000,000 shares of its common stock to Ascot in exchange for 100% of the issued and outstanding common stock of CARIBSUN. Due to a deficiency on the Company's authorized shares of common stock on October 16, 1997, 6,097,416 shares of common stock of the Company remain to be issued to Ascot. Upon shareholder approval and completion of an amendment to the Company's certificate of incorporation increasing the authorized shares, the remaining 6,097,416 common shares will be issued. These unissued shares are presented in the balance sheet as Common stock to be issued and Additional paid-in capital on common stock to be issued.

The CARIBSUN acquisition and issuance of the Company's common stock to Ascot resulted in Ascot obtaining approximately an 80% voting interest in the Company. Generally Accepted Accounting Principles require that the company whose shareholders retain the majority interest in the voting stock of the combined business be treated as the acquirer for accounting purposes. As a result, the acquisition is accounted for as a reverse acquisition for financial reporting purposes and CARIBSUN is deemed to have acquired the Company. Accordingly, the Company's financial statements at the acquisition date and at March 31, 1998 are presented as follows: (1) the balance sheet consists of CARIBSUN's net assets as historical cost, and the Company's net assets at fair market value in the date of acquisition (acquired cost); and (2) the statement of operations includes CARIBSUN's operations for the period presented and Company's operations from the date of acquisition, October 16, 1997.

The purchase price consists of the 17,097,416 common shares issued to Ascot multiplied by the average fair market value of the Company's common stock as measured just before and after the agreement and announcement of the acquisition, as adjusted for management's estimate of the fair market value dilution effect of issuing those shares, plus acquisition costs. The entire difference between the purchase prices and net assets of the Company acquired was allocated to goodwill.

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

                                            Three Months Ended March 31,
                                              1998                1997
                                          ------------        ------------
Revenues ........................         $    706,187        $  1,107,259
Operating expenses ..............            1,256,056           1,737,677
                                          ------------        ------------
Net loss from operations ........             (549,869)           (630,418)
Other income (expense) ..........              (31,105)           (145,229)
                                          ------------        ------------
Net Loss ........................         $   (580,974)       $   (775,647)
                                          ============        ============

Weighted average number of shares
    outstanding during the period           15,154,354           2,409,021
                                          ============        ============
Net loss per common share .......         $      (0.04)       $      (0.32)
                                          ============        ============

Note 3 - Options, Stock Plans and Management Compensation.

At the Company's 1994 annual meeting of shareholders held on July 18, 1994, the Company's shareholders approved the Employee Plan. The purpose of the Employee Plan is to promote the success of the Company by providing a method whereby eligible employees of the Company and its subsidiaries, as defined therein, may be awarded additional remuneration for services rendered, thereby increasing aid in attracting persons of suitable ability to become employees of the Company and its subsidiaries. The plan covers an aggregate of 75,000 shares of the Company's Common Stock. As of September 30, 1997, options to purchase 8,500 shares of Common Stock were outstanding under the plan.

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

In 1996, the Company granted 3 year options to the Company's underwriter to purchase 125,000 shares of common stock. Such options are currently exercisable at a price of $6.00 per share and expires on February 2000.

Note 4 - Leases

The Company leases retail stores and office equipment. All of the retail stores are leased under noncancelable agreements which expire at various dates through the year of 2005. The agreements, which have been classified as operating leases, require the Company to pay insurance, taxes and other maintenance costs.

Rent expense amounted to $233,707 and $280,854 for the three month periods ended March 31, 1998 and 1997, respectively.

Note 5 - Financial advisory and consulting agreements

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

Such warrants resulted in a non-cash charge of $43,750 for the three month period ended March 31, 1997.

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

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 - Subsequent Events

On January 20, 1998, the Board of Directors approved actions to (1) reincorporate the Company under the laws of the State of Delaware through merger of the Company into a Delaware subsidiary formed specifically for this purpose; and (2) amend the Company's certificate of incorporation to (a) change the name of the Company to "DARCO International Corp.", (b) reverse split the outstanding shares of the Company's common stock one-for-four;, (c) increase the authorized shares of the Company's common stock to 25,000,000 from 20,000,000; and (d) permit shareholders to take action by written consent without a meeting. Ascot, which holds approximately an 80% voting interest in the Company's common stock, has approved these actions and will vote their shares in favor of these actions at the next shareholders meeting scheduled on May 1998. Pursuant to the provisions of New York corporate law and the Company's certificate of incorporation , the reincorporation by merger requires the affirmative vote of two thirds of the Company's outstanding shares of common stock and the other amendments require the approval of a majority of such shares. Accordingly, the vote of Ascot is sufficient to approve these actions.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements and the related notes thereto included elsewhere herein.

General

As described in Note 2 - Reverse Acquisition of "Notes to Unaudited Financial Statements", the Company acquired CARIBSUN on October 16, 1997. The transaction was treated as a reverse acquisition for accounting purposes. Accordingly although the Company acquired CARIBSUN, CARIBSUN was treated as the acquiring person for accounting purposes, the Consolidated Statements of Operations and Cash Flows reflect only the activity of CARIBSUN from January 1, 1997 through October 16, 1997. The Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1998 includes the combined activity of CARIBSUN and the Company. As a result, even though the Company's revenues continue to be derived primarily from the services of seated fully clothed back rubs and the sale of back related products. The information presented in the Company's financial statements makes it appear as though the Company was essentially inactive until the acquisition. The Company began operations in August 1993, and opened its first store for business in October 1993. The Company currently owns and operate 8 retail stores in New York City, one in Westchester Mall in White Plains, New York, and one at the Woodfield Mall in the Chicago metropolitan area. In addition, the Company has a franchisee operating at the Roosevelt Field Mall on Long Island. The Company has entered into franchise agreements for two additional locations, one at the Exchange Towers in Toronto, Canada and one at the Plaza of America in Dallas, Texas.

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

     The development of the Antiguan property is still in the preliminary phases. The impact on the Company's current operations, except to the extent that financing costs and general and administrative expenses are incurred as the property is prepared for financing and development. Once the feasibility study is completed and the decision is made as to the type of development best suited to the property, financing for the project will be sought. There can be no assurances the financing for the project can be secured and the development begun.

Results of Operations

Three Month Period Ended March 31, 1998 Compared to Three Month Period Ended March 31, 1997

After giving affect of the reverse acquisition for the month period ended March 31, 1998, revenue from, services, products and franchising operations increased to $706,187 compared to $0 for the comparable period in the prior year. The appearance of an increase was due solely to the accounting for the reverse acquisition that took place on October 16, 1997. CARIBSUN had no revenue in 1996 and only revenues of the Company were included for the period from October 17, 1997 foreword. A clearer picture of changes in revenue is contained in the pro-forma information contained in Note 2 of Notes to Unaudited Financial Statements of the Company. The following is pro-forma information concerning results of operations as if the acquisition occurred on January 1, 1996. For the three month period the pro-forma revenue, of The Great American BackRub Store, Inc. and subsidiary, from services, products and franchising operations (the Company's historical business) decreased to $706,187 compared to $1,107,250 for the comparable period in the prior year. The net decrease of $401,063 (36.2%) was primarily attributable to the number of stores open in 1998 were less than the number of stores opened for the comparable period in the prior year.

Operating expenses were $1,256,056 for the three month period ended March 31, 1998 as compared to $89,344 for the comparable period in the prior year, an increase of $1,243,041 (1,305.9%). The increase was due to the reverse acquisition that took place on October 16, 1997. Operating expenses on a pro-forma basis were $1,256,056 for the three month period ended March 31, 1998 as compared to $1,737,677 for the comparable period in the prior year, a decrease of $481,621 (27.7%). This decrease was primarily due to the closure of three stores during the year and a reduction of corporate overhead.

     On a pro-forma basis Salaries and Wages were $358,019 three month period ended March 31, 1998 as compared to $522,070 for the comparable period in the prior year. The decrease is primarily attributable to stores opened in 1997 being closed in 1998 for a full three months. Cost of products sold, were $49,271 for three month period ended March 31, 1998 as compared to $153,992 for the comparable period in the prior year. The decrease can be directly attributable to the reduction of working capital the Company experienced in 1998. The Company's stores carried very limited quantities of product in 1998. Rental expense was $233,707 for three month period ended March 31, 1998 as compared to $280,854 for the comparable period in the prior year. The decrease is primarily attributable to stores opened in 1997 being closed in 1998 for the three month period. Advertising and promotion was $26,792 for three month period ended March 31, 1998 as compared to $39,075 for the comparable period in the prior year. The decrease can be directly attributable to the reduction of working capital the Company experienced in 1998. Management elected to reduce advertising and promotion when faced with limited working capital. Non-cash financial advisory fees was $0 for three month period ended March 31, 1998 as compared to $43,750 for the comparable period in the prior year. The decrease was primarily due to the non-cash compensation issued in 1997 to the underwriters of the canceled preferred stock offering that was attempted in early 1997. Depreciation was $41,497 for three month period ended March 31, 1998 as compared to $37,800 for the comparable period in the prior year. Amortization of Goodwill was $69,502 for three month period ended March 31, 1998 as compared to $69,502 for the comparable period in the prior year. Goodwill is being amortized over a five year period. Management fees was $0 for three month period ended March 31, 1998 as compared to $82,000 for the comparable period in the prior year. The Management fees were accrued for a full three months in 1997 and none for the three months in 1998. The management fees were charged by the former parent of CARIBSUN. General and administrative was $477,268 for three month period ended March 31, 1998 as compared to $501,290 for the comparable period in the prior year. The decrease was due to the reduced working capital the Company experienced in 1998. Employees at the corporate offices were reduced in 1998 as were related corporate expenses.

     As a result of the decreased operating expenses, the pro-forma net loss for three month period ended March 31, 1998 decreased to $580,974 compared to $775,647 for the comparable period in the prior year. No Provision for income taxes was required during either period since the Company' operated at a loss.

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

     As part of the Company's plan to focus on franchise sales as opposed to the operation of retail stores, management plans to close five of the nine company owned stores during the quarter ending June 30, 1998. As a result revenues and expenses related to the operation of retail stores will be significantly lower in future periods. Revenue from franchise fees and training of franchisees is expected to partially offset the loss of revenue from retail operations but may not have a significant effect until the fourth quarter of 1998.

Liquidity and Capital Resources

The Company had a working capital deficit as of March 31, 1998 of ($2,271,723), after giving effect to the reverse acquisition compared with a working capital of ($228,215) as of March 31, 1997 prior to the reverse acquisition. The decrease is primarily due to amounts spent on operations in the development of a corporate infrastructure in anticipation of the Company's former growth strategy of developing corporate owned stores.

Inasmuch as the Company continues to have a high level of operating expenses and will be required to make certain up-front expenditures in connection with its proposed franchise expansion, the Company anticipates that losses will continue for at least the next nine months and until such time, if ever, as the Company is able to generate significant revenues or achieve profitable operations. As a result, in their report on the Company's Financial Statements as of December 31, 1997, the Company's independent certified public accountants have included an explanatory paragraph that describes factors raising substantial doubt about the Company's ability to continue as a going concern.

     On February 5, 1997, the Company filed a registration statement to offer 270,000 shares of preferred stock for approximately $2,700,000, which, if successful, after commissions and fees, would provide the Company with net proceeds of approximately $2,000,000. The principal underwriter ceased doing business before the offering was completed and no securities were sold. Also in November 1997 a related party, Oregon Properties d/b/a Barclay Group loan the Company $250,000 and in the first three months of 1998 Barclay Group funded an additional $110,000. Since March 31, 1998 an additional $99,210 has been loaned to the Company by Barclay Group.

     In accordance with current management's plans, the Company has been in discussions with several private lenders in the possibility of securing a loan of up to $2,000,000. The Company would pledge its asset of land in Antigua as collateral for the loan. Also a related party Oregon Properties d/b/a Barclay Group is prepared under certain circumstances to provide additional real property collateral and/or certain guaranties. However there can be no assurances that such financing can be obtained upon reasonable terms or that it will be available in the near future or that parties relating to the Company will continue to provide necessary financial accommodation.. While management believes that such financing will provide sufficient capital to fund the Company's growth and pay the bridge Notes, if it is not available, the Company will have to substantially reduce its operations.

Forward-Statements

This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, financial and business challenges making it more difficult than expected to continue to develop its stores, franchises and real estate projects; necessary financing may not be available or may only be available upon onerous terms; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures; and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditures or other budgets, which may in turn affect the Company's financial position and results of operations.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is defendant in a landlord tenant action entitled Fashion Mall Partners, L.P. v. The Great American BackRub Store, Inc. (Civil Court of White Plains, State of New York) in which the landlord is seeking past due rent of approximately $228,000 and possession of the premises. The Company believes it has counter-claims against the land lord relating to the condition of the premises and its tenancy and has made an offer to settle the action. The full amount of the rent has been accrued although the Company has been making partial payments to the landlord, accordingly the settlement, if accepted, will not materially affect the Company's results of operations.

     The Company is also party to several claims of vendors which are not expected to have a material effect on the Company's operatins.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

                  Exhibit 11: Statement re: Computation of per share earnings

                  Exhibit 27: Financial Data Schedule

          (b) Reports on Form 8-K
                  Dated January 30, 1998

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

                                       THE GREAT AMERICAN BACKRUB STORE, INC.
                                       --------------------------------------
                                                    Registrant

Date: May 14, 1998                        /s/ David L. West
                                          -----------------------
                                              David L. West,
                                          Chief Financial Officer
                                          (duly authorized officer and
                                          principal financial officer and
                                          principal accounting officer)
                                          Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibits     Description
--------     -----------
   11        Statement re: Computation of per share earnings

   27        Financial Data Schedule

                                  EXHIBIT 11

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS


                                     For the three months ended            Weighting factor
                                               March                          (in months)
                                     --------------------------       --------------------------
                                        1998            1997             1998            1997
                                     ----------      ----------       ----------      ----------

Balance, January 1,                  15,154,354       2,393,354            3                3

Shares issued upon exercise of
  options and warrants                     --            15,667           N/A          See Below
                                     ----------      ----------

Common stock and equivalents         15,154,354       2,409,021
                                     ==========      ==========

Computation of weighted average number of shares issued upon exercise of options and warrants:

Period ended March 31,            Three months
                                weighting factor
                  Shares           (in days)
    Date          Issued             1997
   --------       ------            ------
   01/31/97       23,500            15,667