Form 10KSB/A
period 1997-12-31
GREAT AMERICAN BACKRUB STORE INC
filed 1998-05-26
CIK 934006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-KSB/A

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

Securities registered under Section 12(g) of the Exchange Act:

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

SIGNIFICANT ACQUISITION

     On September 30, 1997 the Company entered into a Securities Exchange Agreement (the "Securities Exchange Agreement"), to acquire (the "Acquisition") 100% of the issued and outstanding common stock of CARIBSUN, CORP. ("CARIBSUN") from Ascot International Corp. ("Ascot") On October 16, 1997 the Acquisition closed pursuant to the Securities Exchange Agreement and the Company initially issued 11,000,000 shares of its Common Stock to Ascot in exchange for all of the outstanding shares of CARIBSUN's Common Stock. Under the terms of the Securities Exchange Agreement, the Company is obligated to issue an additional 5,930,752 shares of Common Stock to Ascot upon the approval of an amendment to the Company's Certificate of Incorporation increasing its authorized common stock. The Company's Board of Directors has adopted a plan to either reincorporate the Company as a Delaware corporation or reverse split the outstanding common stock, which is subject to shareholders approval at a special meeting of shareholders scheduled for spring 1998. As a result of either the reincorporation into Delaware or the one-for-four reverse stock split the Company will be obligated to issue 1,482,688 shares to Ascot following shareholder approval. CARIBSUN, through a wholly owned subsidiary Coconut Hall Resorts, Ltd. owns approximately 86 acres of vacant land in the island of Antigua for which if has obtained government concessions and approvals to construct a hotel, condominiums, and casino project. The development of the site will require substantial financing.

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

     As a result shares issued to Ascot at the Closing of the acquisition, Ascot owns approximately 73% of outstanding Common Stock and all of the management of the Company now consists of officers and directors (or individuals nominated by such persons) of Ascot.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     As described in Part I Item 1. Description of Business Significant Acquisition, the Company acquired CARIBSUN on October 16, 1997. The transaction was treated as a reverse acquisition for accounting purposes. Accordingly although the Company acquired CARIBSUN, CARIBSUN was treated as the acquiring person for accounting purposes, the Consolidated Statements of Operations and Cash Flows reflect only the activity of CARIBSUN from January 1, 1997 through October 16, 1997. The Consolidated Statements of Operations and Cash Flows for the period of October 17, 1997 through December 31, 1997 includes the combined activity of CARIBSUN and the Company. As a result, even though the Company's revenues continue to be derived primarily from the services of seated fully clothed back rubs and the sale of back related products. The information presented in the Company's financial statements makes it appear as though the Company was essentially inactive until the acquisition. The Company began operations in August 1993, and opened its first store for business in October 1993. The Company currently owns and operate 8 retail stores in New York City, one in Westchester Mall in White Plains, New York, and one at the Woodfield Mall in the Chicago metropolitan area. In addition, the Company has a franchisee operating at the Roosevelt Field Mall on Long Island. The Company has entered into franchise agreements for two additional locations, one at the Exchange Towers in Toronto, Canada and one at the Plaza of America in Dallas, Texas.

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
COMPARED TO FISCAL YEAR ENDED  DECEMBER 31, 1996

     After giving affect of the reverse acquisition for the year ended December 31, 1997, revenue from, services, products and franchising operations increased to $749,264 compared to $0 for the comparable period in the prior year. The appearance of an increase was due solely to the accounting for the reverse acquisition that took place on October 16, 1997. CARIBSUN had no revenue in 1996 and only revenues of the Company were included for the period from October 17, 1997 through December 31, 1997. A clearer picture of changes in revenue is contained in the pro-forma information contained in Note 3 of Notes to Consolidated Financial Statements of the Company. The following is pro-forma information concerning results of operations as if the acquisition occurred on January 1, 1996. For the year ended December 31, 1997 the pro-forma revenue, of The Great American BackRub Store, Inc. and subsidiary, from services, products and franchising operations (the Company's historical business) increased to $3,595,220 compared to $3,045,937 for the comparable period in the prior year. The net increase of $539,593 (17.7%) was primarily attributable to stores opened in 1996 being opened in 1997 for a full twelve months.

     Service revenue was $2,857,812 for the year ended December 31, 1997 on a proforma basis as compared to $2,140,304 for the comparable period in the prior year. The increase is primarily attributable to stores opened in 1996 being opened in 1997 for a full twelve months. Product sales were $701,871 for the year ended December 31, 1997 as compared to $868,214 for the comparable period in the prior year. The decrease can be directly attributable to the reduction of working capital the Company experienced in 1997. The Company's stores carried a very limited product quantity in 1997. Royalties and franchise fees were $35,537 for the year ended December 31, 1997 as compared to $27,419 for the comparable period in the prior year. The increase is primarily attributable franchises being opened in 1997 for the full twelve months. Management has recently taken steps described in more detail below, to reduce the level of activity at the Company's current locations and emphasis franchise operations. Accordingly it is anticipated that aggregate revenues from store operations will decrease during this fiscal year, but the component of revenue consisting of franchise fee revenue will increase, as the revenue from services will decrease, as well as revenue from training operations.

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

     On a pro-forma basis Salaries and Wages were $2,093,435 for the year ended December 31, 1997 as compared to $1,495,274 for the comparable period in the prior year. The increase is primarily attributable to stores opened in 1996 being opened in 1997 for a full twelve months. Cost of products sold, were $458,085 for the year ended December 31, 1997 as compared to $611,919 for the comparable period in the prior year. The decrease can be directly attributable to the reduction of working capital the Company experienced in 1997. The Company's stores carried very limited quantities of product in 1997. Rental expense was $1,020,243 for the year ended December 31, 1997 as compared to $734,588 for the comparable period in the prior year. The increase is primarily attributable to stores opened in 1996 being opened in 1997 for a full twelve months, and therefore incurring rental expense for a full twelve months as opposed to a partial year in the year earlier period. Advertising and promotion was $100,075 for the year ended December 31, 1997 as compared to $210,754 for the comparable period in the prior year. The decrease can be directly attributable to the reduction of working capital the Company experienced in 1997. Management elected to reduce advertising and promotion when faced with limited working capital. Non-cash financial advisory fees were $43,750 for the year ended December 31, 1997 as compared to $481,250 for the comparable period in the prior year. The decrease was primarily due to the non-cash compensation issued in 1996 to the underwriters of the canceled preferred stock offering that was attempted in early 1997. Consulting fees were $236,982 for the year ended December 31, 1997 as compared to $0 for the comparable period in the prior year. The increase was due to the consulting contract issued to the former Chief Executive Officer on the acquisition date, the contract was expensed in its entirely in 1997. Bad debt expense was $236,982 for the year ended December 31, 1997 as compared to $0 for the comparable period in the prior year. The increase was due to the reserving of receivables related to the franchises in Denver and Long Island. The receivables were related to the Company's subsidizing build out costs of the stares of the franchisees. The Company has no plans for future franchisee's to be subsidized in this manner. Depreciation was $138,444 for the year ended December 31, 1997 as compared to $128,876 for the comparable period in the prior year. Amortization of Goodwill was $278,010 for the year ended December 31, 1997 as compared to $278,010 for the comparable period in the prior year. Goodwill is being amortized over a five year period. Management fees was $246,000 for the year ended December 31, 1997 as compared to $336,000 for the comparable period in the prior year. The Management fees were accrued for a full twelve months in 1996 and only approximately nine months in 1997. The management fees were charged by the former parent of CARIBSUN. General and administrative was $1,429363 for the year ended December 31, 1997 as compared to $2,294,907 for the comparable period in the prior year. The decrease was due to the reduced working capital the Company experienced in 1997. Employees at the corporate offices were reduced in 1997 as were related corporate expenses.

     As a resulted of the decrease operating expenses, the pro-forma net loss for the year ended December 31, 1997 decreased to $2,846,890 compared to $3,435,322 for the comparable period in the prior year. No Provision for income taxes was required during either period since the Company' operated at a loss.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficit as of December 31, 1997 of ($1,746,744), after giving effect to the reverse acquisition compared with a working capital of $251,565 as of December 31, 1996 prior to the reverse acquisition. The decrease is primarily due to amounts spent on operations in the development of a corporate infrastructure in anticipation of the Company's former growth strategy of developing corporate owned stores.

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

     (a) The Great American BackRub Store, Inc. (the "Company") dismissed BDO Seidman LLP on January 28, 1998 as its principal independent auditor. The decision to discharge BDO Seidman LLP was recommended by the Company's management and approved by its Board of Directors on January 30, 1998. The report of BDO Seidman LLP on the Company's financial statements for each of the two fiscal years ended December 31, 1996 did not contain an adverse opinion or disclaimer of opinion nor were such reports modified as to audit scope or accounting principles. Such report did contain the following explanatory paragraph:

     "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses since its inception and has an accumulated deficit of $7,001,507, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

     There were no disagreements with BDO Seidman, LLP during the last two fiscal years or the interim subsequent period ended January 30, 1998 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BDO Seidman LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report nor did BDO Seidman advise the Company of any matters set forth in Item 304(a)(1)(4)(B) of Regulation S-B.

     The Company provided BDO Seidman LLP with a copy of this disclosure and BDO Seidman LLP furnished it with a letter addressed to the Securities and Exchange Commission (the "Commission") stating that it agreed with the above statements (a copy of the BDO Seidman LLP letter addressed to the Commission is filed as an Exhibit to the Company's Form 8-K report dated January 30, 1998).

     (b) On January 30, 1998, the Company engaged Weinberg & Company, P.A. as its principal auditors for the year ended December 31, 1997. Weinberg & Company, P.A. audited the balance sheet of Caribsun Corp. and Subsidiary as of December 31, 1996 and the consolidated statements of operations, stockholders equity and cash flows of Caribsun Corp. for the years ended December 31, 1996 and 1995. Such audit report was rendered following the acquisition of Caribsun by the Company on October 16, 1997 in a transaction accounted for as a "reverse acquisition for financial accounting purposes." Prior to the appointment of Weinberg & Company, P.A., the Company did not discuss any of the matters set forth in paragraph (a) above with such accounting firm.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     DIRECTORS AND EXECUTIVE OFFICERS

     As a result of shares issued to Ascot at Closing of the Acquisition described in Part 1 Item 1, above, Ascot owns approximately 73% of the outstanding Common Stock and all of the management of the Company now consists of officers and directors (or individuals nominated by such persons) of Ascot.

     The  Acquisition was approved by the Company's Board of Directors as it was
constituted   prior  to  the  Closing   consisting  of  the  following   persons
(collectively referred to as "Prior Management"):

NAME                  AGE     POSITION
----                  ---     --------
William Zanker        43      Chairman of the Board, President
Terrance C. Murray    49      Chief Executive Officer and Director
Stephen Seligman      43      Director
Andrew L. Hyams       43      Director
Donald R. Fleisher    43      Director

     Prior Management resigned effective as of October 16, 1997 (except Mr. Seligman, whose resignation was effective ten days following the mailing of an Information Statement Pursuant to Section 14(F) of the Securities Exchange Act of 1934 and Rule 14F-1 Thereunder ("the Information Statement"). The Information Statement was mailed on or about November 14, 1997 to the holders of record at the close of business on November 12, 1997. The following individuals (collectively referred to as "New Management") were nominated to assume the positions set forth next to their names:

NAME                  AGE     POSITION
----                  ---     --------
David S. Coia         42      Chairman of the Board
David Coia            65      Chief Executive Officers, President, Chief
                                Operating Officer and Director
David L. West         39      Chief Financial Officer, Treasurer,
                                Secretary and Director
Kevin P. Stone        39      Director
Waylon E. McMullen    51      Director

     All directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. The Company plans to hold on annual meeting in September 1998. The officers of the Company were elected by the Board of Directors at the first meeting after the current board took their positions. The officers hold office until their death, until they resign or until they have been removed form office.

     The following is a brief summary of the background of each director and executive officer of the Company:

     David S. Coia is the son of David Coia and is the founder, principal shareholder and chief executive officer of the Barclay Group. The Barclay Group is a private real estate development firm which specializes in the development of retail properties. It engages in all phases of the acquisition and development of real estate properties and is currently developing projects valued at $75 million, having experienced an annual growth rate of 20% during the last 18 months. Representative clients include Walgreens, Home Depot and Publix Supermarkets. Mr. Coia's business address is 1123 Overcash Drive, Dunedin, Florida 34698.

     David Coia has served as Director, President and Chief Executive Officer of Ascot since March 1995. Mr. Coia has served as a consultant to the Barclay Group since February 1988. Mr. Coia founded, and was the President of Counsel Food Services, Inc., a Florida pizza franchise company in Clearwater, Florida from 1988 to 1991. From 1975 to 1988 Mr. Coia served in various top managerial positions, including Vice President of Development, and General Manager of Operations for the Sheraton Hotels and Holiday Inn. In such capacity, Mr. Coia was responsible for site selection, development and expansion of various hotel sites and operations. Mr. Coia's business address is 4500 140th Avenue North, Suite 221, Clearwater, Florida 33762.

     David L. West has been Chief Financial Officer of Ascot since March 1995. From July 1993 through December 1994 Mr. West was a Manager in the accounting firm of Lewis, Birch & Ricardo, P.A. Mr. West served as Controller and Chief Financial Officer of Bently Pharmaceuticals, Inc. from October 1991 through June 1993. From March 1984 through September 1991 Mr. West served in the audit practice of KPMG Peat Marwick, LLP, leaving the firm at the level of manager. Mr. West's business address is 4500 140th Avenue North, Suite 221, Clearwater, Florida 33762.

     Kevin P.  Stone has been the  President  of  Underwriting  at  Commonwealth
International Group, Ltd. since February 1996. Mr. Stone was the General Manager/Special Risks Manager for Metropole Insurance Brokers, Toronto, from 1993 through 1996. Mr. Stone was the International Manager of South Western Insurance Group from 1991 through 1993. Mr. Stone's business address is 338 Soudan Avenue, Toronto, Ontario, Canada.

     Waylon E. McMullen is a licensed and practicing attorney in Dallas, Texas and has been since 1971. In 1991 Mr. McMullen founded Waylon E. McMullen, P.C., a law firm, and currently serves as its President. From 1975 to 1991 Mr. McMullen served as President of Akin & McMullen, P.C., a law firm in Dallas Texas. Mr. McMullen served as a Director for Pizza Inn, a publicly traded corporation traded on the American Stock Exchange from 1975 to 1987. Mr. McMullen's business address is P.O. Box 795517, Dallas, Texas.

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(A) of the Securities Exchange act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of the Common Stock, to file with the Commission initial reports of beneficial ownership ("Form 3") and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company ("Form 4"). Officers, directors, and greater than 10% shareholders of the Company are required by Commission regulations to furnish to the Company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the fiscal year ended December 31, 1997, except all such reports were filed late.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the annual compensation of the Company's current and former chief executive officer and the other executive officers of the Company for service in all capacities to the Company during the Company's last three fiscal years.


                                       SUMMARY COMPENSATION TABLE
PAYOUTS


                                      ANNUAL COMPENSATION          LONG-TERM COMPENSATION AWARDS
                               --------------------------------- ---------------------------------
                                                       OTHER     RESTRICTED  SECURITIES
   NAME AND                                            ANNUAL      STOCK     UNDERLYING    LTIP         ALL
   PRINCIPAL                                 BONUS  COMPENSATION   AWARDS     OPTIONS/    PAYOUTS      OTHER
   POSITION            YEAR     SALARY($)     ($)       ($)         ($)       SARS(#)       ($)     COMPENSATION
   ---------           ----    -----------   -----  ------------ ----------  ----------   -------   ------------

David Coia             1997    $ 27,692(1)     0         0           0          0/0         0           0
  Chief Executive
  Officer

William Zanker         1995    $108,308
  Former Chairman      1996    $177,000
  of the Board         1997    $101,538(2)     0         0           0        54,500/0       0           0

--------

 * Mr. Coia was not employed by the Company in 1995 and 1996 and therefore did not receive any compensation for those fiscal years.

(1) Mr. Coia first became an executive officer of the Company on October 1, 1997.

(2) Mr. Zanker resigned the position of Chairman of the Board on October 16, 1997.

      Currently, Mr. David Coia serves as the Company's Chief Executive Officer is being compensated at an annual rate of $125,000 and is paid an automobile allowance annually of approximately $11,340. Mr. David L. West serves as the Company's Chief Financial Officer and is being compensated at an annual rate of $100,000. Mr. Ricardo Coia, the Company's Executive Vice-President is being compensated at an annual rate of $100,000. Messrs. West and Ricardo Coia currently do not receive an automobile allowance.


                      OPTIONS GRANTS IN LAST FISCAL YEAR


                              INDIVIDUAL GRANTS
                            ---------------------
                                     None

              AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION/SAR VALUES

COMPENSATION OF DIRECTORS

     Each Directors who is not an employee of the Company receives $1,000 for each Board or committee meeting attended. Employees of the Company receive no additional compensation for service as a director. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with the attendance of board meetings including travel and hotel.

     The Company granted options to purchase 75,000 shares of Common Stock to each of Messrs. David S. Coia, Stone and McMullen on December 17, 1997. The options had a per share exercise price of $0.50 and vest immediately. The term of the options are for 5 years.

COMMITTEES OF THE BOARD

     The Board of Directors has authorized two standing committees: Audit Committee, and Compensation Committee (which shall also function as the Stock Option Committee). Members for both committees are David S. Coia, Kevin Stone, and Waylon E. McMullen. Only non-officer directors will be appointed to the Audit and Compensation Committees.

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

     The Employee Plan provides that the maximum number of shares of Common Stock reserved for awards thereunder shall be 75,000. As of December 31, 1997, options to purchase 8,500 shares of Common Stock were outstanding under the Employee Plan at a weighted average exercise price of $3.50 per share. The Employee Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of
Section 422A of the Internal Revenue Code of 1986, as amended, and (ii) options not intended to so qualify. The exercise price of options granted under the Employee Plan may be more than or equal to the fair market value of shares on the date of grant; provided, however, that the exercise price of an Incentive Stock Option at the time of grant thereof shall (I), if such Incentive Stock Option is being granted to 10% shareholder, be at least 110% of the fair market value on the date of grant and (ii), if such Incentive Stock Option is being granted to any other person, be at least 100% of the fair market value on the date of grant. The Company agreed with the underwriters of its initial public offering not to grant or issue options to purchase more than 37,500 shares of Common Stock prior to February 28, 1997. Any options granted under the Employee Plan that shall expires, terminate or otherwise be annulled for any reason without having been exercised shall be available for purposes of the Employee Plan.

     The Employee Plan is to be administered by a committee comprised of not less the two persons. Each member of the committee shall be a member of the Company's Board of Directors who during the one year period prior to service on the committee was not, and during such service is not, granted or awarded any equity securities pursuant to the Employee Plan or any other plan of the Company if such grant or award or participation in such Employee Plan would prevent such member from being a "disinterested person" with respect to the Employee Plan for purposes of Rule 16b-3 under the Exchange Act. The committee will have the power and authority to grant to eligible persons options to purchase shares of the Company's Common Stock under the Employee Plan, and to determine the restrictions, terms and conditions of all such options granted as well as to interpret the provisions of the Employee Plan, any agreements relating to awards granted under the Employee Plan, and to supervise the administration to the Employee Plan.

     No Incentive Stock Option may be granted to any person for which the "fair market value" as defined within the Employee Plan, determined as of the time an Incentive Stock Option is granted to such person, of the Common Stock with respect to which Incentive Stock Options are exercisable for the first time by such person during any calendar year under all plans of the Company and its subsidiaries, shall exceed $100,000.

     Subject to the provisions of the Employee Plan with respect to death, retirement and termination of employment, the term of each option shall be for such period as the committee shall determine as set froth in the applicable option agreement, but not more than (i) five years from the date of grant in the case of Incentive Stock Options held by 10% or greater shareholders and (ii) ten years from the date of grant in the case of all other Incentive Stock Options.

     The Employee plan is intended to comply in all respects with Rule 16b-3 under the Exchange Act. Option grants with respect to 8,500 shares of Common Stock have been awarded under the Employee Plan as of December 31, 1997.

NONQUALIFIED STOCK OPTIONS

     In December 1994, the Company granted ten year options to purchase 120,000 shares of Common stock to each of Messrs. Zanker, Murray and Steven Thompson, then the Company's Chief Financial Officer. Such options are exercisable at a price of $3.75 per share. One-third of such options became exercisable in March 1995, one-third became exercisable in December 1995 and one-third became exercisable in December 1996. In 1997 the Board of Directors changed the exercise price of these options for Messrs. Zanker and Murray to $0.375 per share. In July 1995, the Company granted five-year options to purchase 100,000 shares of Common Stock to each of Messrs. Zanker and Murray, each exercisable at a price of $1.875 per share. All such options have been exercised. In July 199, the Company granted options to purchase 10,000 shares of Common Stock to Mr. Dee. Such options are exercisable at a price of $2.5625 per share. Options to purchase 5,000 shares vested and became exercisable in July 1996 and options to purchase an additional 5,000 shares vest and became exercisable in July 1997. Mr. Dee resigned before July 1997 and therefore the additional 5,000 were not vested or exercisable. All such options expire on the day before the 5-year anniversary of vesting. In March 1995, the Company granted ten year options to purchase 100,000 shares of Common Stock to a consultant to the Company. Such options are exercisable at a price of $5.00 per share. All such options are currently exercisable. In July 1995, the Company granted five-year options to purchase 65,000 shares of Common Stock to consultants to the Company. Such options are exercisable at a price of $4.00 per share. All such options are currently exercisable. In August 1995, the Company granted three-year options to purchase 100,000 shares of Common Stock to a consultant to the Company of which options to purchase 76,500 shares have been exercised. Such options are exercisable at a price of $2.375 per share. All such options are currently exercisable. In February 1996, the Company granted warrants to purchase 300,000 shares of Common Stock to a consultant to the Company, 100,000 of which were exercisable at a price of $1.00 per share, 200,000 of which were exercisable at a price of $2.50 per share, all of which have been exercised. On October 16, 1997, the Company entered into a Termination and Settlement Agreement whereby the Company granted to Mr. Terrance Murray warrants to purchase 100,000 shares of Common Stock of which 1/3 are exercisable at $0.50 per share, 1/3 are exercisable at $0.75 per share and 1/3 are exercisable at $1.00 per share. Also on October 16, 1997, the Company entered into a Settlement Agreement whereby the Company granted to Mr. Keith Dee warrants to 90,000 shares of Common Stock of which 1/3 are exercisable at $0.50 per share, 1/3 are exercisable at $0.75 per share and 1/3 are exercisable at $1.00 per share.

     The following table provides certain information regarding option exercises and unexercised stock options held by each of the executive officers named in the Summary Compensation Table as of and for the year ended December 31, 1997.

                                                   NUMBER OF
                                                   SECURITIES       VALUE OF
                                                   UNDERLYING      UNEXERCISED
                     NUMBER OF                     UNEXERCISED     IN-THE-MONEY
                       SHARES                      OPTIONS AND     OPTIONS AND
                    ACQUIRED ON                   SARs AT FISCAL  SARs AT FISCAL
                    EXERCISE OF        VALUE         YEAR END        YEAR END
                OPTIONS/REDEMPTION   REALIZED      EXERCISABLE/    EXERCISEABLE/
   NAME              OF SAR'S      OPTIONS/SAR'S  UNEXERCISABLE   UNEXERCISABLE
   ----         ------------------ -------------  -------------   --------------
David Coia             0/0              0/0            0/0             0/0
William Zanker      365,000/0        $39,218/0       54,500/0          0/0

EMPLOYMENT AGREEMENTS

     Pursuant to the Securities Exchange Agreement, the Company and Mr. Zanker mutually agreed to terminate the employment agreement with Mr. Zanker dated November 1, 1994 and enter into a consulting agreement (the "Consulting Agreement") with Mr. Zanker dated October 16, 1997.

     The Consulting Agreement was effective until September 30, 1999 and pursuant thereto Mr. Zanker is to, during normal business hours, provide advice to the Company relating to financial affairs, marketing, personnel and similar matters so as to assist New Management in operating the Company during the term thereof. Mr. Zanker was to receive (i) $120,000 in equal monthly installments of $10,000 commencing November 1, 1997 for the first twelve months of the Consulting Agreement; (ii) $80,000 in equal monthly installments of $6,666.66 commencing November 1, 1998 for the second twelve months of the Consulting Agreement; and (iii) five year warrants to acquire shares of the Company's common stock as follows: 100,000 shares at $0.50 per share; 100,000 shares at $0.75 per share and 100,000 share at $1.00 per share. The Consulting Agreement contains a non-compete/non-interference provision during the term of the Agreement.

     In December 1997 the Company and Mr. Zanker agreed to terminate the Consulting Agreement in exchange for the delivery to Mr. Zanker of the 300,000 common stock shares underlying the warrants. At the time of the termination agreement all of the warrants were exercisable at prices well above the market price of the Company's common shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of the April 9, 1998 information concerning ownership of the Company's securities by (I) each Director, (ii) each executive officer, (iii) all Directors and executive officers as a group, and
(iv) each person known to the Company to be beneficial owner of more than five percent of each class:

                          NAME AND                       AMOUNT
                         ADDRESS(1)                    AND NATURE        PERCENT
                       OF BENEFICIAL                  OF BENEFICIAL        OF
TITLE OF CLASS            OWNER(2)                      OWNERSHIP         CLASS
--------------         -------------                 ----------------    -------
Common Stock        Ascot International Corp.        11,000,000(4)        73.6%

                    David S. Coia                       150,000(5)         1.0%
                      1123 Overcash Drive
                      Dunedin, FL 34698

                    David Coia                       11,000,000(4)(6)     73.6%

                    David L. West                    11,000,000(4)(7)     73.6%

                    Kevin P. Stone                            0              0%
                      338 Soudan Avenue
                      Toronto, Ontario,
                      Canada

                    Waylon E. McMullen                        0              0%
                      P.O. Box 795517
                      Dallas, TX

All executive officers
and Directors as a
Group (5 persons)                                    11,150,000(8)        73.8%

-----------

(1) Unless other wise indicated, the address of each beneficial owner is c/o The Great American BackRub Store, Inc., 4500 140th Avenue North, Suite 221, Clearwater, FL, 33762.

(2)  Beneficial  ownership has been  determined  in  accordance  with Rule 13d-3
     under  the  Exchange  Act  and  unless  otherwise   indicated,   represents
     securities for which the beneficial owner has sole voting and investment power.

(3)  Based upon 14,950,716 shares outstanding on April 15, 1998.

(4) Does not include up to 5,930,752 additional shares issuable to Ascot under the terms of the Securities Exchange Agreement which is conditioned upon an amendment to the Company's certificate of incorporation.

(5) Consists of 150,000 shares of Common Stock which the Company has agreed to issue to a company controlled by David S. Coia as part consideration for a one year loan of $250,000. David S. Coia is David Coia's son.

(6) Mr. Coia is an officer of Ascot and owns approximately 38% of the shares of Ascot. He disclaims beneficial ownership of shares of the Company owned by Ascot.

(7) Mr. West is an officer of Ascot and owns approximately 3% of the shares of Ascot. He disclaims beneficial ownership of shares of the Company owned by Ascot.

(8)  See Notes 4,5,6 and 7 above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On November 15, 1996, the Company entered into a franchise agreement with Roosevelt Field Partners. Certain former executive officers and directors of the Company own, collectively, an approximately 40% equity interest on Roosevelt Field Partners.

     Certain executive officers of the Company participated in a bridge financing by the Company which was consummated on December 27, 1996.

     In November 1997 a related party, Oregon Properties d/b/a Barclay Group loaned the Company $250,000 and subsequent to December 31, 1997 another $210,000 has been loaned to the Company.

     All future and ongoing transactions and loans with officers, directors and principal shareholders of the Company will be on terms no less favorable than could be obtained form independent third parties and will be approved by a majority of disinterested directors of the Company.


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

***** Incorporated by reference to the Company's Form S-8 Registration Statement dated November 24, 1997.

****** Incorporated by reference to the Company's Form 8-K/A Current Report dated January 30, 1998.


(B) REPORTS ON FORM 8-K

     Form 8-K dated January 30, 1998 as amended

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the requirements of the Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Clearwater, Florida, on the 26th day of May 1998.

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