Form 10QSB/A
period 1998-03-31
GREAT AMERICAN BACKRUB STORE INC
filed 1998-05-29
CIK 934006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Description of Business

The Great American BackRub Store, Inc. and Subsidiary (the "Company") is an owner\operator and franchiser of retail stores which provide seated, fully clothed back rubs and sell back and stress relief related products. The Company, incorporated in 1992, began operations in 1993. As of March 31, 1998, the Company has nine retail stores in operation and one franchise store locations. As discussed in Note 2 the Company acquired one hundred percent of the outstanding common stock of CARIBSUN, CORP. ("CARIBSUN") from Ascot International Corp. ("Ascot"), a previously unrelated company. CARIBSUN, formed in 1995 under the laws of the State of Delaware, holds title to approximately 86 acres of real property in the Parish of Saint Peter, Antigua through a wholly-owned subsidiary. On October 1, 1997 the real property was appraised by an independent appraiser and their report dated October 14, 1997 opines that the fair market value of the real property was $10,000,000. The Company intends to develop the real property.

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

The results of operations for the three month period ending March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

In December 1994, the Company granted ten year options to purchase 360,000 shares of Common Stock to executive officers of the Company. Such options are exercisable at a price of $3.75 per share. One-third of such options became exercisable in March, 1995, one-third became exercisable in December 1995 and one-third became exercisable in December 1996. In July 1995, the Company granted five-year options to purchase 100,000 shares of Common Stock to executive officers of the Company. Such options are exercisable at a price of $1.875 per share. All such options have been exercised. In July 1995, the Company granted options to purchase 10,000 shares of Common Stock to executive officer of the Company. Such options are exercisable at a price of $2.5625 per share. Options to purchase 5,000 shares vest and became exercisable in July 1996 and options to purchase an additional 5,000 shares vest and became exercisable in July 1997. All options expire on the day before the five year anniversary of vesting. In March 1995, the Company granted ten year options to purchase 100,000 shares of Common Stock to a consultant to the Company. Such options are exercisable at a price of $5.00 per share. All such options are currently exercisable. In July 1995, the Company granted five year options to purchase 25,000 and 40,000 shares of Common Stock to consultants to the Company. Such options are exercisable at a price of $4.00 per share. All options are currently exercisable. In August 1995, the Company granted three year options to purchase 100,000 shares of Common Stock to a consultant to the Company. Such options are exercisable at a price of $2.375 per share. All such options have been exercised.

In 1996, the Company granted three year options to the Company's underwriter to purchase 125,000 shares of common stock. Such options are currently exercisable at a price of $6.00 per share and expires on February 2000.

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

                     THE GREAT AMERICAN BACKRUB STORE, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 - Subsequent Events

On January 20, 1998, the Board of Directors approved actions to (1) reincorporate the Company under the laws of the State of Delaware through merger of the Company into a Delaware subsidiary formed specifically for this purpose; and (2) amend the Company's certificate of incorporation to (a) change the name of the Company to "DARCO International Corp.", (b) reverse split the outstanding shares of the Company's common stock one-for-four; (c) increase the authorized shares of the Company's common stock to 25,000,000 from 20,000,000; and (d) permit shareholders to take action by written consent without a meeting. Ascot, which holds approximately an 80% voting interest in the Company's common stock, has approved these actions and will vote their shares in favor of these actions at the next shareholders meeting scheduled in June 1998. Pursuant to the provisions of New York corporate law and the Company's certificate of incorporation , the reincorporation by merger requires the affirmative vote of two thirds of the Company's outstanding shares of Common Stock, and the other amendments require the approval of a majority of such shares. Accordingly, the vote of Ascot is sufficient to approve these actions.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements and the related notes thereto included elsewhere herein.

General

As described in Note 2 - Reverse Acquisition of "Notes to Unaudited Financial Statements", the Company acquired CARIBSUN on October 16, 1997. The transaction was treated as a reverse acquisition for accounting purposes. Accordingly, although the Company acquired CARIBSUN, CARIBSUN was treated as the acquiring person for accounting purposes, the Consolidated Statements of Operations and Cash Flows reflect only the activity of CARIBSUN from January 1, 1997 through October 16, 1997. The Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1998 includes the combined activity of CARIBSUN and the Company. As a result, even though the Company's revenues continue to be derived primarily from the services of seated, fully clothed back rubs and the sale of back-related products. The information presented in the Company's financial statements makes it appear as though the Company was essentially inactive until the acquisition. The Company began operations in August 1993, and opened its first store for business in October 1993. The Company currently owns and operate 8 retail stores in New York City, one in Westchester Mall in White Plains, New York, and one at the Woodfield Mall in the Chicago metropolitan area. In addition, the Company has a franchisee operating at the Roosevelt Field Mall on Long Island. The Company has entered into franchise agreements for two additional locations, one at the Exchange Towers in Toronto, Canada and one at the Plaza of America in Dallas, Texas.

     The Company plans to focus the Company's resources on franchise sales in the future. The focus should allow the Company to shift its revenue mix away from services of seated, fully clothed back rubs and the sale of back rub related products to franchise fees and 6% royalty fees on the gross revenues of franchisees. While there are no assurances that the Company can achieve the revenue mix change it is seeking, management believes with the proper marketing and franchise support the revenue mix change can be obtained.

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

Results of Operations

Three Month Period Ended March 31, 1998 Compared to Three Month Period Ended March 31, 1997

After giving affect of the reverse acquisition for the month period ended March 31, 1998, revenue from, services, products and franchising operations increased to $706,187 compared to $0 for the comparable period in the prior year. The appearance of an increase was due solely to the accounting for the reverse acquisition that took place on October 16, 1997. CARIBSUN had no revenue in 1996 and only revenues of the Company were included for the period from October 17, 1997 forward. A clearer picture of changes in revenue is contained in the pro-forma information contained in Note 2 of Notes to Unaudited Financial Statements of the Company. The following is pro-forma information concerning results of operations as if the acquisition occurred on January 1, 1996. For the three month period the pro-forma revenue, of The Great American BackRub Store, Inc. and subsidiary, from services, products and franchising operations (the Company's historical business) decreased to $706,187 compared to $1,107,250 for the comparable period in the prior year. The net decrease of $401,063 (36.2%) was primarily attributable to the number of stores open in 1998 were less than the number of stores opened for the comparable period in the prior year.

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

     On a pro-forma basis, salaries and wages were $358,019 for the three month period ended March 31, 1998 as compared to $522,070 for the comparable period in the prior year. The decrease is primarily attributable to stores opened in 1997 being closed in 1998 for a full three months. Cost of products sold, were $49,271 for three month period ended March 31, 1998 as compared to $153,992 for the comparable period in the prior year. The decrease can be directly attributable to the reduction of working capital the Company experienced in 1998. The Company's stores carried very limited quantities of product in 1998. Rental expense was $233,707 for the three month period ended March 31, 1998 as compared to $280,854 for the comparable period in the prior year. The decrease is primarily attributable to stores opened in 1997 being closed in 1998 for the three month period. Advertising and promotion was $26,792 for the three month period ended March 31, 1998 as compared to $39,075 for the comparable period in the prior year. The decrease can be directly attributable to the reduction of working capital the Company experienced in 1998. Management elected to reduce advertising and promotion when faced with limited working capital. Non-cash financial advisory fees was $0 for three month period ended March 31, 1998 as compared to $43,750 for the comparable period in the prior year. The decrease was primarily due to the non-cash compensation issued in 1997 to the underwriters of the canceled preferred stock offering that was attempted in early 1997. Depreciation was $41,497 for three month period ended March 31, 1998 as compared to $37,800 for the comparable period in the prior year. Amortization of Goodwill was $69,502 for three month period ended March 31, 1998 as compared to $69,502 for the comparable period in the prior year. Goodwill is being amortized over a five year period. Management fees were $0 for the three month period ended March 31, 1998 as compared to $82,000 for the comparable period in the prior year. The management fees were accrued for a full three months in 1997 and none for the three months in 1998. The management fees were charged by the former parent of CARIBSUN. General and administrative was $477,268 for three month period ended March 31, 1998 as compared to $501,290 for the comparable period in the prior year. The decrease was due to the reduced working capital the Company experienced in 1998. Employees at the corporate offices were reduced in 1998 as were related corporate expenses.

     As a result of the decreased operating expenses, the pro-forma net loss for the three month period ended March 31, 1998 decreased to $580,974 compared to $775,647 for the comparable period in the prior year. No provision for income taxes was required during either period since the Company operated at a loss.

     While general and administrative expenses are expected to increase due to the need for additional management and administrative support for the Company's expanding franchise marketing, sales and support, these expenses as a percentage of total revenue are expected to decline as total revenue increases. Other expense items, such as advertising and promotion, as they are related to franchise marketing and franchise support, are expected to increase as the franchise base increases. Advertising and promotion, salaries and wages, costs of products, however, as they are related to retail operations themselves and their relative percentage of total revenue are likely to decline over the next year as corporate owned stores are sold to potential franchisees.

     As part of the Company's plan to focus on franchise sales as opposed to the operation of retail stores, management plans to close five of the nine company owned stores during the quarter ending June 30, 1998. As a result, revenues and expenses related to the operation of retail stores will be significantly lower in future periods. Revenue from franchise fees and training of franchisees is expected to partially offset the loss of revenue from retail operations, but may not have a significant effect until the fourth quarter of 1998.

Liquidity and Capital Resources

     The Company had a working capital deficit as of March 31, 1998 of ($2,271,723), after giving effect to the reverse acquisition compared to a working capital of ($228,215) as of March 31, 1997 prior to the reverse acquisition. The decrease is primarily due to amounts spent on operations in the development of a corporate infrastructure in anticipation of the Company's former growth strategy of developing corporate owned stores.

     Inasmuch as the Company continues to have a high level of operating expenses and will be required to make certain up-front expenditures in connection with its proposed franchise expansion, the Company anticipates that losses will continue for at least the next nine months and until such time, if ever, the Company is able to generate significant revenues or achieve profitable operations. As a result, in their report on the Company's Financial Statements as of December 31, 1997, the Company's independent certified public accountants have included an explanatory paragraph that describes factors raising substantial doubt about the Company's ability to continue as a going concern.

     On February 5, 1997, the Company filed a registration statement to offer 270,000 shares of Series B Convertible Preferred Stock for approximately $2,700,000, which, if successful, after commissions and fees, would provide the Company with net proceeds of approximately $2,000,000. The principal underwriter ceased doing business before the offering was completed and no securities were sold. Also in November 1997, a related party, Oregon Properties d/b/a Barclay Group, loaned the Company $250,000, and in the first three months of 1998, Barclay Group funded an additional $110,000. Since March 31, 1998 an additional $99,210 has been loaned to the Company by Barclay Group.

     In accordance with current management's plans, the Company has been in discussions with several private lenders in the possibility of securing a loan of up to $2,000,000. The Company would pledge its asset of land in Antigua as collateral for the loan. Also, a related party, Oregon Properties d/b/a Barclay Group, is prepared under certain circumstances to provide additional real property collateral and/or certain guaranties. However, there can be no assurances that such financing can be obtained upon reasonable terms or that it will be available in the near future or that parties relating to the Company will continue to provide necessary financial accommodation. While management believes that such financing will provide sufficient capital to fund the Company's growth and pay the bridge notes, if it is not available, the Company will have to substantially reduce its operations.

Forward Looking Statements

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a defendant in a landlord tenant action entitled Fashion Mall Partners, L.P. v. The Great American BackRub Store, Inc. (Civil Court of White Plains, State of New York) in which the landlord is seeking past due rent of approximately $228,000 and possession of the premises. The Company believes it has counter-claims against the landlord relating to the condition of the premises and its tenancy, and has made an offer to settle the action. The full amount of the rent has been accrued, although the Company has been making partial payments to the landlord, accordingly the settlement, if accepted, will not materially affect the Company's results of operations.

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

                                       THE GREAT AMERICAN BACKRUB STORE, INC.
                                       --------------------------------------
                                                    Registrant

Date: May 29, 1998                        /s/ David L. West
                                          -----------------------
                                              David L. West,
                                          Chief Financial Officer
                                          (duly authorized officer and
                                          principal financial officer and
                                          principal accounting officer)
                                          Treasurer and Secretary