Form 10QSB
period 1998-06-30
GREAT AMERICAN BACKRUB STORE INC
filed 1998-08-14
CIK 934006

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Security Exchange Act of 1934 For the Quarterly period ended June 30, 1998.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period from ________ to _________ .

Commission file number:  0-25334

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
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


                                  (727) 532-4818
                           ---------------------------
                           (Issuer's telephone number)


                     THE GREAT AMERICAN BACKRUB STORE, INC.
                     --------------------------------------
                                 (Former name)

Check whether the issuer: (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X          No
                            ---            ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                          Outstanding at August 10, 1998
-----------------------------              ------------------------------
Common Stock, $.001 par value                         3,788,588

Transitional Small Business Disclosure Format (check one):

                        Yes            No  X
                            ---           ---

================================================================================

                     THE GREAT AMERICAN BACKRUB STORE, INC.

                                     Part I

                              FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements
            Condensed Balance Sheet                                        3
            Condensed Statement of Operations                              4
            Statement of Cash Flows                                        5
            Notes to Unaudited Financial Statements                        6

Item 2.     Management's Discussion and Analysis of Financial
            Financial Condition and Results of Operations                 10


                                     PART II

                                OTHER INFORMATION

Item 1.                 Legal Proceedings                                 14
Item 2.                 Changes in Securities and Use of Proceeds         14
Item 5.                 Other Events                                      14
Item 6.                 EXHIBITS AND REPORTS ON FORM 8-K                  14
Signature Page                                                            15
Exhibit Index                                                             16

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                              (formerly known as)
              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                               AS OF JUNE 30, 1998
                                   (UNAUDITED)
Part 1: Financial Information
Item 1: Financial Statements

                                     ASSETS

Current assets
     Cash                                                                      $     44,126
     Other receivables, net                                                          26,886
     Prepaid expenses                                                                21,696
     Inventory                                                                       87,802
     Capitalized loan costs, net of $44,794 accumulated amortization                 30,206
                                                                               ------------
                   Total current assets                                             210,716
                                                                               ------------

Property and equipment, net
     Real property                                                                5,305,129
     Furniture and fixtures                                                         426,887
     Leasehold improvements                                                         849,649
     Purchased lease, net of
         accumulated amortization                                                    86,724
     Computer equipment                                                              44,983
                                                                               ------------
                                                                                  6,713,372
     Less accumulated depreciation                                                 (383,445)
                                                                               ------------
                                                                                  6,329,927
                                                                               ------------

Other assets
     Notes receivable, net                                                          100,000
     Accrued interest receivable                                                     20,500
     Lease and equipment deposits                                                   139,424
     Other assets                                                                         0
                                                                               ------------
                   Total other assets                                               259,924
                                                                               ------------

Goodwill, net of $196,922 accumulated amortization                                1,193,126
                                                                               ------------

                         Total assets                                          $  7,993,693
                                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                          $    824,213
     Accrued expenses                                                             1,276,611
     Accrued payroll and related expenses                                           127,983
     Bridge notes                                                                   262,667
     Note payable - related party, net                                              584,116
     Deferred revenue                                                                52,409
                                                                               ------------

                   Total current liabilities                                      3,127,999
                                                                               ------------

Deferred rent                                                                       180,324
                                                                               ------------

Commitments and contingencies                                                           -
Stockholders' equity
     Series A convertible preferred stock, $0.001 par
       value 15,000,000 shares authorized, none issued                                  -
     Common stock, par value $0.001, 20,000,000
       shares authorized, 15,154,354 shares issued and
       outstanding                                                                   15,154
     Common stock to be issued, 6,097,416 shares, par
       value $0.001                                                                   6,097
     Additional paid-in capital                                                   7,055,652
     Additional paid-in on common stock to be issued                                462,241
     Accumulated deficit                                                         (2,770,524)
                                                                               ------------
                                                                                  4,768,620
     Less subscriptions receivable                                                  (83,250)
                                                                               ------------
                                                                                  4,685,370
                                                                               ------------

                         Total liabilities and stockholders' equity            $  7,993,693
                                                                               ============

See accompanying notes to financial statements.

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                              (formerly known as)
             THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Three months ended            Six months ended
                                                       June 30,                        June 30,
                                                1998             1997            1998           1997
                                            ------------    ------------    ------------    ------------
Revenues
    Services                                $    341,371    $       --      $    963,262    $       --
    Products                                      42,474            --           119,695            --
    Royalties, franchise fees and other           19,669            --            26,744            --
                                            ------------    ------------    ------------    ------------

                Total revenues                   403,514            --         1,109,701            --
                                            ------------    ------------    ------------    ------------

Operating expenses
    Salaries and wages                           399,678            --           757,697            --
    Costs of products sold                        26,493            --            75,764            --
    Rental expense                               202,780            --           436,487            --
    Advertising and promotion                    105,875            --           132,667            --
    General and administrative                   375,935            --           853,203            --
    Consulting fees                                 --              --              --             7,344
    Depreciation                                  41,497            --            82,994            --
    Amortization of goodwill                      69,502            --           139,004            --
    Management fees-related party                   --            82,000            --           164,000
                                            ------------    ------------    ------------    ------------

                Total operating expenses       1,221,760          82,000       2,477,816         171,344
                                            ------------    ------------    ------------    ------------

Net loss from operations                        (818,246)        (82,000)     (1,368,115)       (171,344)
                                            ------------    ------------    ------------    ------------

Other income (expense)
    Interest income                                1,263           1,250           2,513           2,500
    Interest expense                             (38,045)           --           (70,400)           --
                                            ------------    ------------    ------------    ------------

Net loss                                    $   (855,028)   $    (80,750)   $ (1,436,002)   $   (168,844)
                                            ============    ============    ============    ============

Weighted average number of shares
   outstanding during the period              15,154,354       2,409,012      15,154,354       2,412,937
                                            ============    ============    ============    ============

Net loss per common share and equivalents   $      (0.06)   $      (0.03)   $      (0.09)   $      (0.07)
                                            ============    ============    ============    ============

See accompanying notes to financial statements.

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                              (formerly known as)
             THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Six months ended
                                                              June 30,
                                                        1998             1997
                                                     -----------    -----------
Cash flows from operating activities:
    Net loss                                         $(1,436,002)   $  (168,844)
    Adjustments to reconcile net loss to net
      cash (used in) operating activities
    Amortization of goodwill                             139,004           --
    Depreciation and other amortization                  119,595           --
    Changes in assets and liabilities
    (Increase) decrease in:
      Accounts receivable - net                             --             --
      Accrued interest receivable                        (11,500)        (2,500)
      Inventory, net                                      59,087           --
      Prepaid expenses and other assets                   62,578           --
    Increase (decrease) in:
      Accounts payable and accrued expenses              778,718          7,344
      Deferred revenues and rent                        (132,548)          --
    Management fees payable                                 --          164,000
                                                     -----------    -----------
Net cash used in operating activities                   (421,068)          --
                                                     -----------    -----------
Cash flows from financing activities
    Net cash proceeds from the issuance of notes
       payable                                           334,116           --
                                                     -----------    -----------
Net cash provided by financing activities                334,116           --
                                                     -----------    -----------
Net increase in cash and cash equivalents                (86,952)          --

Cash and cash equivalents, beginning of period           131,078           --
                                                     -----------    -----------
Cash and cash equivalents, end of period             $    44,126    $      --
                                                     ===========    ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest                                             --             --
       Income taxes                                         --             --

See accompanying notes to financial statements.

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Description of Business

      International Diversified Industries, Inc. and Subsidiaries, formerly known as The Great American BackRub Store, Inc.(the "Company") is an owner\operator and franchiser of retail stores which provide seated, fully clothed back rubs and sell back and stress relief related products. The Company, incorporated in 1992, began operations in 1993. As of June 30, 1998, the Company has four retail stores in operation and two franchise store locations. As discussed in Note 2 the Company acquired one hundred percent of the outstanding common stock of CARIBSUN, CORP. ("CARIBSUN") from Ascot International Corp. ("Ascot"), a previously unrelated company. CARIBSUN, formed in 1995 under the laws of the State of Delaware, holds title to approximately 86 acres of real property in the Parish of Saint Peter, Antigua through a wholly-owned subsidiary. On October 1, 1997 the real property was appraised by an independent appraiser and their report dated October 14, 1997 opines that the fair market value of the real property was $10,000,000. The Company intends to develop the real property.

Change in Management

        As a result of the reverse acquisition discussed in Note 2, the Company underwent a change in management effective October 16, 1997. Management of the Company consists of the officers and directors of Ascot.

Condensed Financial Statements

        The condensed balance sheet as of June 30, 1998 and the condensed statements of operations and cash flows for the six month period ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in cash flows at June 30, 1998 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1997.

        The results of operations for the six month period ending June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents

        Cash and cash equivalents represent all amounts held in banks and money market accounts and short term investments such as United States Treasury bills with original maturities of less than three months.

Per Share Data

        Net loss per common share for the six months ended June 30, 1998 and 1997 is computed by dividing composed by the weighted average common shares outstanding during the year as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercised of common share equivalents was not utilized since the effect was anti-dilutive.

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

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Reverse Acquisition, continued:

        On October 16, 1997 the acquisition was consummated and the Company initially issued 11,000,000 shares of its common stock to Ascot in exchange for 100% of the issued and outstanding common stock of CARIBSUN. Due to a deficiency on the Company's authorized shares of common stock on October 16, 1997, 6,097,416 shares of common stock of the Company remain to be issued to Ascot. Upon shareholder approval and completion of an amendment to the Company's certificate of incorporation increasing the authorized shares, the remaining 6,097,416 common shares will be issued. These unissued shares are presented in the balance sheet as Common Stock to be issued and Additional paid-in capital on common stock to be issued. See note 7 Subsequent Events, for information concerning the adjustment of the number of shares issuable to Ascot as a result of the change of domicile merger which took place on August 3, 1998.

        The CARIBSUN acquisition and issuance of the Company's Common Stock to Ascot resulted in Ascot obtaining approximately an 80% voting interest in the Company. Generally Accepted Accounting Principles require that the company whose shareholders retain the majority interest in the voting stock of the combined business be treated as the acquirer for accounting purposes. As a result, the acquisition is accounted for as a reverse acquisition for financial reporting purposes and CARIBSUN is deemed to have acquired the Company. Accordingly, the Company's financial statements at the acquisition date and at June 30, 1998 are presented as follows: (1) the balance sheet consists of CARIBSUN's net assets as historical cost, and the Company's net assets at fair market value in the date of acquisition (acquired cost); and (2) the statement of operations includes CARIBSUN's operations for the period presented and Company's operations from the date of acquisition, October 16, 1997.

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

                                                           Six Months Ended June 30,
                                                             1998             1997
                                                         -----------       -----------
Revenues                                                 $ 1,109,701       $ 2,037,895
Operating expenses                                         2,477,816         3,276,981
                                                         -----------       -----------
Net loss from operations                                  (1,368,115)       (1,239,086)
Other income (expense)                                       (67,887)         (142,739)
                                                         -----------       -----------
Net Loss                                                 $(1,436,002)      $(1,381,825)
                                                         ===========       ===========
Weighted average number of shares outstanding
  during the period                                       21,251,770        21,116,975
                                                         ===========       ===========

Net loss per common share                                $     (0.07)      $     (0.07)
                                                         ===========       ===========

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

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3 - Options, Stock Plans and Management Compensation, continued:

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

        Rent expense amounted to $436,487 and $280,854 for the three month periods ended June 30, 1998 and 1997, respectively.

Note 5 - Financial advisory and consulting agreements

        In February 1996, the Company entered into a financial advisory and consulting agreement with an investment banking firm to advise it on the possible sale of additional equity securities, as well as to introduce and assist in the evaluation of potential merger and partnering opportunities.

        The agreement was for a period of one year commencing on February 1, 1996 and included a $100,000 retainer paid on the execution of the agreement and warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.00 per share exercisable from the date of the agreement to and including January 31, 1997, all of which have been exercised, and warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share, exercisable from the date of the agreement to and including January 31, 1998 of all have been exercised.

        Such warrants resulted in a non-cash charge of $43,750 for the six month period ended June 30, 1997.

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

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 - Subsequent Events

        A Special Meeting of Shareholders held on June 22, 1998, the shareholders of The Great American BackRub Store, Inc. (the "Company") approved a proposal to reincorporate under the laws of the State of Delaware through the merger of the Company with a Delaware subsidiary specifically formed for this purpose (the "Merger").

        Pursuant to the Merger, the name of the Company was changed to "International Diversified Industries, Inc." ("IDII") and on August 3, 1998 (the "Record Date"), each share of the Company's outstanding common stock, par value $0.001 per share (the "Old Common Stock") was automatically converted into one-fourth of a share of common stock, par value $0.001 per share (the "New Common Stock"). As a result, holders of Old Common Stock became entitled to receive one share of New Common Stock for each four shares of Old Common Stock held by them on the Record Date. As a further result of the Merger the number of Shares remaining to be issued to Ascot will be reduced to 1,524,354 Shares of New Common Stock.

        No fractional shares of New Common Stock are being issued by the Company in connection with the Merger. Instead, holders of Old Common Stock who would otherwise be entitled to receive a fractional share of New Common Stock will receive from the Company a cash payment from their fractional interest on the basis of a price (after giving effect to the Merger) of $0.28 per New Share.

        As a result of the Merger, the Number of outstanding shares of Common Stock will be reduced to a number that will be approximately equal to the number of shares of Old Common Stock outstanding immediately prior to the Merger divided by four. With exception of such change, the rights and preferences of the New Common Stock will be the same as those of the Old Common Stock.

        Also the number of authorized shares of common stock for IDII was increase from 20,000,000 to 25,000,000.

        On July 10, 1998 the Board of Directors of the Company approved the issuance to the a related party, Oregon Properties, Inc. and Slark Ventures, Inc. d/b/a Barclay Group (the Barclay Group), 962,500 shares New Common Stock. The issuance was to further compensate the related party for loans made to the Company in the amount of $665,210. The New Common Stock issued to the Barclay Group will be restricted under the rules and regulations of the United States Securities and Exchange Commission. Since November 1997 the Barclay Group has loaned the Company $584,710 through June 30, 1998. Since June 30, 1998 an additional $80,500 has been loaned to the Company by the Barclay Group. The shares were accounted for as a loan fee to be amortized over the one year term of the loans. The loan fee will be recorded in the third quarter of 1998 in the amount of $67,375.

        The Company has been in discussions with a private investor for the possibility of placing preferred stock in the amount of $8,000,000. The potential investor is a corporation, trust, estate benefit plan, partnership other entity, which comes within a category of "accredited investor" as that term is defined in Rule 501(a) of Regulation D under the Securities Exchange Act of 1934. However, there can be no assurances that such financing can be obtained upon reasonable terms or that it will be available in the near future.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with International Diversified Industries, Inc. and Subsidiaries' (the Company) unaudited financial statements and the related notes thereto included elsewhere herein.

General

        As described in Note 2 - Reverse Acquisition of Notes to Unaudited Financial Statements, the Company acquired CARIBSUN on October 16, 1997. The transaction was treated as a reverse acquisition for accounting purposes. Accordingly, although the Company acquired CARIBSUN, CARIBSUN was treated as the acquiring person for accounting purposes, and the Consolidated Statements of Operations and Cash Flows reflect only the activity of CARIBSUN from January 1, 1997 through October 16, 1997. The Consolidated Statements of Operations and Cash Flows for the six months ended June 30, 1998 includes the combined activity of CARIBSUN and the Company. As a result, even though the Company's revenues continue to be derived primarily from the services of seated, fully clothed back rubs and the sale of back-related products. The information presented in the Company's financial statements makes it appear as though the Company was essentially inactive until the acquisition. The Company began operations in August 1993, and opened its first store for business in October 1993. The Company currently owns and operates 4 retail stores in New York City. In addition, the Company has a franchisee operating at the Roosevelt Field Mall on Long Island. In the quarter ended June 30, 1998 the franchise store located at the Exchange Towers in Toronto, Canada opened for business. Also the franchise store located at the Plaza of Americas in Dallas, Texas opened for business on July 28, 1998. The Company has also entered into a franchise agreement for a store in the Los Angeles California area.

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

Results of Operations

Three Month Period Ended June 30, 1998 Compared to Three Month Period Ended June 30, 1997

        After giving affect of the reverse acquisition for the three month period ended June 30, 1998, revenue from, services, products and franchising operations increased to $341,371 compared to $0 for the comparable period in the prior year. The appearance of an increase was due solely to the accounting for the reverse acquisition that took place on October 16, 1997. CARIBSUN had no revenue in 1997 and only revenues of the Company were included for the period from October 17, 1997 forward. A clearer picture of changes in revenue is contained in the pro-forma information contained in Note 2 of Notes to Unaudited Financial Statements of the Company. The following is pro-forma information concerning results of operations as if the acquisition occurred on January 1, 1996. For the three month period the pro-forma revenue, of International Diversified Industries, Inc. and Subsidiaries, from services, products and franchising operations (the Company's historical business) decreased to $403,514 compared to $930,639 for the comparable period in the prior year. The net decrease of $527,425 (56.7%) was primarily attributable to the number of stores open in 1998 were less than the number of stores opened for the comparable period in the prior year.

        Operating expenses were $1,221,760 for the three month period ended June 30, 1998 as compared to $82,000 for the comparable period in the prior year, an increase of $1,139,760 (1,390%). The increase was due to the reverse acquisition that took place on October 16, 1997. Operating expenses on a pro-forma basis were $1,221,760 for the three month period ended June 30, 1998 as compared to $1,539,304 for the comparable period in the prior year, a decrease of $317,544 (20.6%). This decrease was primarily due to the closure of seven stores during the year and a reduction of corporate overhead.

        On a pro-forma basis, salaries and wages were $399,678 for the three month period ended June 30, 1998 as compared to $482,583 for the comparable period in the prior year. The decrease is primarily attributable to stores opened in 1997 being closed in 1998. Cost of products sold, were $26,493 for three month period ended June 30, 1998 as compared to $139,491 for the comparable period in the prior year. The decrease can be directly attributable to the reduction of working capital the Company experienced in 1998. The Company's stores carried very limited quantities of product in 1998. Rental expense was $202,780 for the three month period ended June 30, 1998 as compared to $290,890 for the comparable period in the prior year. The decrease is primarily attributable to stores opened in 1997 being closed in 1998. Advertising and promotion was $105,875 for the three month period ended June 30, 1998 as compared to $8,090 for the comparable period in the prior year. The decrease can be directly attributable to the work performed by the marketing company retained by the Company. The marketing company is responsible for the remaking of the image of The Great American BackRub, Inc. a wholly owned subsidiary of the Company. Depreciation was $41,497 for three month period ended June 30, 1998 as compared to $64,748 for the comparable period in the prior year. Amortization of Goodwill was $69,502 for three month period ended June 30, 1998 as compared to $69,502 for the comparable period in the prior year. Goodwill is being amortized over a five year period. Management fees were $0 for the three month period ended June 30, 1998 as compared to $82,000 for the comparable period in the prior year. The management fees were accrued for a full three months in 1997 and none for the three months in 1998. The management fees were charged by the former parent of CARIBSUN. General and administrative was $375,935 for three month period ended June 30, 1998 as compared to $401,290 for the comparable period in the prior year. The decrease was due to the reduced working capital the Company experienced in 1998. Employees at the corporate offices were reduced in 1998 as were related corporate expenses.

        As a result of the decrease revenue, the pro-forma net loss for the three month period ended June 30, 1998 increased to $855,028 compared to $606,178 for the comparable period in the prior year. No provision for income taxes was required during either period since the Company operated at a loss.

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

        As part of the Company's plan to focus on franchise sales as opposed to the operating of retail stores, management plans to close five of the nine company owned stores during the quarter ending June 30, 1998. As a result, revenues and expenses related to the operation of retail stores will be significantly lower in future periods. Revenue from franchise fees and training of franchisees is expected to partially offset the loss of revenue from retail operations, but may not have a significant effect until the fourth quarter of 1997.

Six Month Period Ended June 30, 1998 Compared to Six Month Period Ended June 30, 1997

After giving affect of the reverse acquisition for the six month period ended June 30, 1998, revenue from, services, products and franchising operations increased to $1,109,701 compared to $0 for the comparable period in the prior year. The appearance of an increase was due solely to the accounting for the reverse acquisition that took place on October 16, 1997. CARIBSUN had no revenue in 1997 and only revenues of the Company were included for the period from October 17, 1997 forward. A clearer picture of changes in revenue is contained in the pro-forma information contained in Note 2 of Notes to Unaudited Financial Statements of the Company. The following is pro-forma information concerning results of operations as if the acquisition occurred on January 1, 1996. For the six month period the pro-forma revenue, of International Diversified Industries, Inc. and Subsidiaries, from services, products and franchising operations (the Company's historical business) decreased to $1,109,701 compared to $2,037,895 for the comparable period in the prior year. The net decrease of $928,194 (45.5%) was primarily attributable to the number of stores open in 1998 were less than the number of stores opened for the comparable period in the prior year.

        Operating expenses were $2,477,816 for the six month period ended June 30, 1998 as compared to $171,334 for the comparable period in the prior year, an increase of $2,306,482 (1,346.2%). The increase was due to the reverse acquisition that took place on October 16, 1997. Operating expenses on a pro-forma basis were $2,477,816 for the six month period ended June 30, 1998 as compared to $3,276,981 for the comparable period in the prior year, a decrease of $799,162 (24.4%). This decrease was primarily due to the closure of three stores during the year and a reduction of corporate overhead.

        On a pro-forma basis, salaries and wages were $757,697 for the six month period ended June 30, 1998 as compared to $617,591 for the comparable period in the prior year. Cost of products sold, were $75,764 for six month period ended June 30, 1998 as compared to $292,731 for the comparable period in the prior year. The decrease can be directly attributable to the reduction of working capital the Company experienced in 1998. The Company's stores carried very limited quantities of product in 1998. Rental expense was $436,487 for the six month period ended June 30, 1998 as compared to $576,999 for the comparable period in the prior year. The decrease is primarily attributable to stores opened in 1997 being closed during 1998. Advertising and promotion was $132,667 for the six month period ended June 30, 1998 as compared to $47,165 for the comparable period in the prior year. The increase can be directly attributed to the work performed by the marketing company retained by the Company. The marketing firm is responsible for remaking the image of The Great American BackRub, Inc. a wholly owned subsidiary of the Company. Non-cash financial advisory fees was $0 for six month period ended June 30, 1998 as compared to $43,750 for the comparable period in the prior year. The decrease was primarily due to the non-cash compensation issued in 1997 to the underwriters of the canceled preferred stock offering that was attempted in early 1997. Depreciation was $82,994 for six month period ended June 30, 1998 as compared to $103,144 for the comparable period in the prior year. Amortization of Goodwill was $139,004 for six month period ended June 30, 1998 as compared to $139,004 for the comparable period in the prior year. Goodwill is being amortized over a five year period. Management fees were $0 for the six month period ended June 30, 1998 as compared to $164,000 for the comparable period in the prior year. The management fees were accrued for a full six months in 1997 and none for the six months in 1998. The management fees were charged by the former parent of CARIBSUN. General and administrative was $855,203 for six month period ended June 30, 1998 as compared to $901,683 for the comparable period in the prior year. The decrease was due to the reduced working capital the Company experienced in 1998. Employees at the corporate offices were reduced in 1998 as were related corporate expenses.

        As a resulted of the decease revenues, the pro-forma net loss for the six month period ended June 30, 1998 increased to $1,436,002 compared to $1,381,825 for the comparable period in the prior year. No provision for income taxes was required during either period since the Company operated at a loss.

Liquidity and Capital Resources

        The Company had a working capital deficit as of June 30, 1998 of ($2,917,283), after giving effect to the reverse acquisition compared to a working capital of ($465,755) as of June 30, 1997 prior to the reverse acquisition. The decrease is primarily due to amounts spent on operations in the development of a corporate infrastructure in anticipation of the Company's former growth strategy of developing corporate owned stores.

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

        On February 5, 1997, the Company filed a registration statement to offer 270,000 shares of Series B Convertible Preferred Stock for approximately $2,700,000, which, if successful, after commissions and fees, would provide the Company with net proceeds of approximately $2,000,000. The principal underwriter ceased doing business before the offering was completed and no securities were sold. Also in November 1997, a related party, Oregon Properties, Inc. and Slark Ventures, Inc. d/b/a Barclay Group, loaned the Company $250,000, and in the first six months of 1998, Barclay Group funded an additional $334,710. Since June 30, 1998 an additional $80,500 has been loaned to the Company by Barclay Group.

        In accordance with current management's plans, the Company has been in discussions with a private investor in the possibility placing preferred stock in the amount of $8,000,000. The potential investor is a corporation, trust, estate benefit plan, partnership, or other entity, which comes within a category of "accredited investor" as that term is defined in Rule 501(a) of Regulation D under the Securities Exchange Act of 1934. However, there can be no assurances that such financing can be obtained upon reasonable terms or that it will be available in the near future or that parties relating to the Company will continue to provide necessary financial accommodation. While management believes that such financing will provide sufficient capital to fund the Company's growth and pay the bridge notes, if it is not available, the Company will have to substantially reduce its operations.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

        The Company was a defendant in a landlord tenant action entitled Fashion Mall Partners, L.P. v. The Great American BackRub Store, Inc. (Civil Court of White Plains, State of New York) in which the landlord was seeking past due rent of approximately $300,000 and possession of the premises. Fashion Mall Partners, L.P. has received a judgment in the amount of approximately $300,000. The Company has entered in negotiations for settlement of the judgment in an amount significantly less than the judgment amount. The Company believes a settlement will be reached shortly, however there can be no assurances that a settlement will be reached.

        The Company is also party to several claims of vendors which are not expected to have a material effect on the Company's operations.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

        On August 3, 1998 The Company effected a change in domicile merger. As a result of the merger each share of Old Common Stock is reduced to 1/4 of a share of New Common Stock. See Item 5 Other Events.

ITEM 5.        OTHER EVENTS

        A Special Meeting of Shareholders held on June 22, 1998, the shareholders of The Great American BackRub Store, Inc. (the "Company") approved a proposal to reincorporate under the laws of the State of Delaware through the merger of the Company with a Delaware subsidiary specifically formed for this purpose (the "Merger").

        Pursuant to the Merger, the name of the Company was changed to "International Diversified Industries, Inc." ("IDII") and on August 3, 1998 (the "Record Date"), each share of the Company's outstanding common stock, par value $0.001 per share (the "Old Common Stock") was automatically converted into one-fourth of a share of common stock, par value $0.001 per share (the "New Common Stock"). As a result, holders of Old Common Stock became entitled to receive one share of New Common Stock for each four shares of Old Common Stock held by them on the Record Date. As a further result of the merger the number of shares remaining to be issued to Ascot will be reduced to 1,524,354 shares of New Common Stock.

        No fractional shares of New Common Stock are being issued by the Company in connection with the Merger. Instead, holders of Old Common Stock who would otherwise be entitled to receive a fractional share of New Common Stock will receive from the Company a cash payment from their fractional interest on the basis of a price (after giving effect to the Merger) of $0.28 per New Share.

        As a result of the Merger, the Number of outstanding shares of Common Stock will be reduced to a number that will be approximately equal to the number of shares of Old Common Stock outstanding immediately prior to the Merger divided by four. With exception of such change, the rights and preferences of the New Common Stock will be the same as those of the Old Common Stock.

        Also the number of authorized shares of common stock for IDII was increased from 20,000,000 to 25,000,000.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               ---------------------------------
                      (a) Exhibits:
                            Exhibit 11:  Statement re: Computation of
                                         per share earnings
                            Exhibit 27: Financial Data Schedule

                      (b) Reports on Form 8-K
                            Dated January 30, 1998

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                                   Registrant

Date: August 14, 1998              DAVID L. WEST
                                   --------------------------------------------
                                   David L. West, Chief Financial Officer (duly authorized officer and principal financial officer and principal accounting officer)
                                   Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibits                     Description
--------                     -----------

  2.1               Certificate of Merger

   11               Statement re: Computation of per share earnings

   27               Financial Data Schedule