Form 10QSB
period 1998-09-30
GREAT AMERICAN BACKRUB STORE INC
filed 1998-11-16
CIK 934006

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15 (d) of the Security
---      Exchange Act of 1934 For the Quarterly period ended September 30, 1998.

--- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period from _____ to ________ .

Commission file number:  0-25334

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                   ------------------------------------------
        (Exact name of Small Business Issuer as specified in the charter)

        New York                                      13-3729043
        --------                                      ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

           4500 140th Avenue No., Suite 221, Clearwater, Florida 33762
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (727) 532-4818
                                 --------------
                           (Issuer's telephone number)

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

                  Yes  X                             No
                      ---                              ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                              Outstanding at November 12, 1998
         -----                              --------------------------------
Common Stock, $.001 par value                          3,788,588

Transitional Small Business Disclosure Format (check one):
Yes      No  X
   ---      ---

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                   ------------------------------------------

                                     Part I
                              FINANCIAL INFORMATION


Item 1.  Unaudited Financial Statements
         Condensed Balance Sheet                                              3
         Condensed Statement of Operations                                    4
         Statement of Cash Flows                                              5
         Notes to Unaudited Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial
         Financial Condition and Results of Operations                       10


                                     PART II

                                OTHER INFORMATION


Item 1            Legal Proceedings                                          14
Item 2            Changes in Securities and Use of Proceeds                  14
Item 5            Other Events                                               14
Item 6.           Exhibits and Reports on Form 8-K                           14
Signature Page                                                               15
Exhibit Index                                                                16

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
   (formerly known as) THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                            AS OF September 30, 1998
                                  (UNAUDITED)

Part 1: Financial Information
Item 1: Financial Statements
                                     ASSETS
Current assets
     Cash                                                                    $    32,589
     Other receivables, net                                                        3,290
     Prepaid expenses                                                             25,148
     Inventory                                                                    84,499
     Capitalized loan costs, net of $123,367 accumulated amortization            213,325
                                                                             -----------
                Total current assets                                             358,851
                                                                             -----------

Property and equipment, net
     Real property                                                             5,305,129
     Furniture and fixtures                                                      426,887
     Leasehold improvements                                                      849,649
     Computer equipment                                                           44,983
                                                                             -----------
                                                                               6,626,648
     Less accumulated depreciation                                              (410,214)
                                                                             -----------
                                                                               6,216,434
                                                                             -----------

Other assets
     Notes receivable, net                                                       100,000
     Accrued interest receivable                                                  21,750
     Lease and equipment deposits                                                211,443
     Other assets                                                                206,167
                                                                             -----------
                Total other assets                                               539,360
                                                                             -----------

Goodwill, net of $266,424 accumulated amortization                             1,123,624
                                                                             -----------

                      Total assets                                           $ 8,238,269
                                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                        $ 1,656,508
     Accrued expenses                                                          1,006,857
     Accrued payroll and related expenses                                         95,785
     Bridge notes                                                                262,667
     Note payable - related party, net                                           732,645
     Deferred revenue                                                            138,519
                                                                             -----------

                Total current liabilities                                      3,892,981
                                                                             -----------

Deferred rent                                                                    215,007
                                                                             -----------

Commitments and contingencies                                                         --
Stockholders' equity
     Series A convertible preferred stock, $0.001 par
       value 15,000,000 shares authorized, none issued                                --
     Common stock, par value $0.001, 25,000,000
       shares authorized, 3,788,588 shares issued and
       outstanding                                                                 3,788
     Common stock to be issued, 1,764,979 shares, par
       value $0.001                                                                1,765
     Additional paid-in capital                                                7,076,018
     Additional paid-in on common stock to be issued                             736,074
     Accumulated deficit                                                      (3,595,114)
                                                                             -----------
                                                                               4,222,531
     Less subscriptions receivable                                               (83,250)
                                                                             -----------
                                                                               4,139,281
                                                                             -----------

                      Total liabilities and stockholders' equity             $ 8,247,269
                                                                             ===========

See accompanying notes to financial statements.
                                     page 3

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                               (formerly known as)
              THE GREAT AMERICAN BACKRUB STORE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three months ended                 Nine months ended
                                                        September 30                      September 30,
                                                   1998              1997            1998            1997
                                               ------------     -------------     -----------     -----------
Revenues
     Services                                  $    91,214       $    --         $ 1,054,476       $    --
     Products                                       15,537            --             135,232            --
     Royalties, franchise fees and other            28,773            --              55,517            --
                                               -----------       ---------       -----------       ---------

                Total revenues                     135,524            --           1,245,225            --
                                               -----------       ---------       -----------       ---------

Operating expenses
     Salaries and wages                            164,807            --             922,504            --
     Costs of products sold                          4,297            --              80,061            --
     Rental expense                                197,579            --             634,066            --
     Advertising and promotion                      69,078            --             201,745            --
     General and administrative                    345,159            --           1,198,362            --
     Consulting fees                                  --              --                --             7,344
     Depreciation                                   24,406            --             107,400            --
     Amortization of goodwill                       69,502            --             208,506            --
     Management fees-related party                    --            82,000              --           246,000
                                               -----------       ---------       -----------       ---------

                Total operating expenses           874,828          82,000         3,352,644         253,344
                                               -----------       ---------       -----------       ---------

Net loss from operations                          (739,304)        (82,000)       (2,107,419)       (253,344)
                                               -----------       ---------       -----------       ---------

Other income (expense)
     Interest income                                 1,249           1,250             3,762           3,750
     Interest expense                             (126,946)           --            (197,346)           --
                                               -----------       ---------       -----------       ---------

Net loss                                       $  (865,001)      $ (80,750)      $(2,301,003)      $(249,594)
                                               ===========       =========       ===========       =========

Weighted average number of shares
   outstanding during the period                 3,788,589         604,214         3,788,589         603,561
                                               ===========       =========       ===========       =========

Net loss per common share and equivalents      $     (0.23)      $   (0.13)      $     (0.61)      $   (0.41)
                                               ===========       =========       ===========       =========


See accompanying notes to financial statements.

                              INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                                          (formerly known as)
                                THE GREAT AMERICAN BACKRUB STORE, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                               Nine months ended
                                                                 September 30,
                                                            1998               1997
                                                        -------------     -----------
Cash flows from operating activities:
     Net loss                                           $(2,301,003)      $(249,594)
     Adjustments to reconcile net loss to net
       cash (used in) operating activities
     Amortization of goodwill                               208,506            --
     Depreciation and other amortization                    230,767            --
     Changes in assets and liabilities
     (Increase) decrease in:
       Accounts receivable - net                               --              --
       Accrued interest receivable                          (12,750)         (3,750)
       Inventory, net                                        62,390            --
       Prepaid expenses and other assets                       --              --
     Increase (decrease) in:
       Accounts payable and accrued expenses              1,242,711           7,344
       Deferred revenues and rent                           (11,755)           --
     Management fees payable                                   --           246,000
                                                        -----------       ---------

Net cash used in operating activities                      (581,134)           --
                                                        -----------       ---------

Cash flows from financing activities
     Net cash proceeds from the issuance of notes
        payable                                             482,645            --
                                                        -----------       ---------

Net cash provided by financing activities                   482,645            --
                                                        -----------       ---------

Net increase in cash and cash equivalents                   (98,489)           --

Cash and cash equivalents, beginning of period              131,078            --
                                                        -----------       ---------

Cash and cash equivalents, end of period                $    32,589       $    --
                                                        ===========       =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                               --              --
        Income taxes                                           --              --

See accompanying notes to financial statements.

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Description of Business

         International Diversified Industries, Inc. and subsidiaries, formerly known as The Great American BackRub Store, Inc., (the "Company") is an owner\operator and franchisor of retail stores which provide seated, fully clothed back rubs and sell back and stress relief related products. The Company, incorporated in 1992, began operations in 1993. As of September 30, 1998, the Company has two retail stores in operation and three franchise store locations. As discussed in Note 2 the Company acquired one hundred percent of the outstanding common stock of CARIBSUN, CORP. ("CARIBSUN") from Ascot International Corp. ("Ascot"), a previously unrelated company. CARIBSUN, formed in 1995 under the laws of the State of Delaware, holds title to approximately 86 acres of real property in the Parish of Saint Peter, Antigua through a wholly-owned subsidiary. On October 1, 1997 the real property was appraised by an independent appraiser and their report dated October 14, 1997 opines that the fair market value of the real property was $10,000,000. The Company intends to develop the real property.

Change in Management

         As a result of the reverse acquisition discussed in Note 2, the Company underwent a change in management effective October 16, 1997. Management of the Company consists essentially of the officers and directors of Ascot.

Condensed Financial Statements

         The condensed balance sheet as of September 30, 1998 and the condensed statements of operations and cash flows for the nine month period ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in cash flows at September 30, 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1997.

         The results of operations for the nine month period ending September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents

         Cash and cash equivalents represent all amounts held in banks and money market accounts and short term investments such as United States Treasury bills with original maturities of less than three months.

Per Share Data

         Net loss per common share for the nine months ended September 30, 1998 and 1997 is computed by dividing composed by the weighted average common shares outstanding during the year as defined by Financial Accounting Standards, No. 128, "Earnings per Share". The assumed exercised of common share equivalents was not utilized since the effect was anti-dilutive.

Note 2 - Reverse Acquisition

         On September 30, 1997, as amended on October 16, 1997, the Company entered into a Securities Exchange Agreement (the "Agreement") to acquire 100% of the issued and outstanding common stock of CARIBSUN from Ascot in exchange for 17,097,416 shares of common stock of the Company. CARIBSUN owns approximately 86 acres of land located in Parish of Saint Peter, Antigua.
                                     page 6

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

         The CARIBSUN acquisition and issuance of the Company's Common Stock to Ascot resulted in Ascot obtaining approximately an 80% voting interest in the Company. Generally Accepted Accounting Principles require that the company whose shareholders retain the majority interest in the voting stock of the combined business be treated as the acquirer for accounting purposes. As a result, the acquisition is accounted for as a reverse acquisition for financial reporting purposes and CARIBSUN is deemed to have acquired the Company. Accordingly, the Company's financial statements at the acquisition date and at September 30, 1998 are presented as follows: (1) the balance sheet consists of CARIBSUN's net assets as historical cost, and the Company's net assets at fair market value in the date of acquisition (acquired cost); and (2) the statement of operations includes CARIBSUN's operations for the period presented and Company's operations from the date of acquisition, October 16, 1997.

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

                                                                Nine Months Ended September 30,
                                                                      1998            1997
                                                                      ----            ----
Revenues                                                          $ 1,245,225    $ 2,845,956
Operating expenses                                                  3,352,644      4,496,921
                                                                  -----------    -----------
Net loss from operations                                           (2,107,419)    (1,650,965)
Other income (expense)                                               (193,584)      (219,177)
                                                                  -----------    -----------
Net Loss                                                          $(2,301,003)   $(1,870,142)
                                                                  ===========    ===========

Weighted average number of shares outstanding during the period     5,271,277      5,233,586
                                                                  ===========    ===========
Net loss per common share                                         $     (0.44)   $     (0.36)
                                                                  ===========    ===========



Note 3 - Options, Stock Plans and Management Compensation

         At the Company's 1994 annual meeting of shareholders held on July 18, 1994, the Company's shareholders approved the Employee Plan. The purpose of the Employee Plan is to promote the success of the Company by providing a method whereby eligible employees of the Company and its subsidiaries, as defined therein, may be awarded additional remuneration for services rendered, thereby increasing aid in attracting persons of suitable ability to become employees of the Company and its subsidiaries. The plan covers an aggregate of 75,000 shares of the Company's Common Stock. As of September 30, 1997, options to purchase 8,500 shares of Common Stock were outstanding under the plan.
                                     page 7

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

         Rent expense amounted to $197,579 and $261,908 for the three month periods ended September 30, 1998 and 1997, respectively.

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

Note 7 - Common Stock

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

         On July 10, 1998 the Board of Directors of the Company approved the issuance to the a related party, Oregon Properties, Inc. and Slark Ventures, Inc. d/b/a Barclay Group (the Barclay Group), 962,500 shares New Common Stock. The issuance was to further compensate the related party for loans made to the Company in the amount of $750,000. Since November 1997 the Barclay Group has loaned the Company $731,635 through September 30, 1998. Since September 30, 1998 an additional $18,365 has been loaned to the Company by the Barclay Group. The shares were accounted for as a loan fee to be amortized over the one year term of the loans. The loan fee will be recorded in the third quarter of 1998 in the amount of $269,500.

Note 8 - Subsequent Events

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

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with International Diversified Industries, Inc. and subsidiaries', (the Company) unaudited financial statements and the related notes thereto included elsewhere herein.

General

         As described in Note 2 - Reverse Acquisition of Notes to Unaudited Financial Statements, the Company acquired CARIBSUN on October 16, 1997. The transaction was treated as a reverse acquisition for accounting purposes. Accordingly, although the Company acquired CARIBSUN, CARIBSUN was treated as the acquiring person for accounting purposes, and the Consolidated Statements of Operations and Cash Flows reflect only the activity of CARIBSUN from January 1, 1997 through October 16, 1997. The Consolidated Statements of Operations and Cash Flows for the nine months ended September 30, 1998 includes the combined activity of CARIBSUN and the Company. As a result, even though the Company's revenues continue to be derived primarily from the services of seated, fully clothed back rubs and the sale of back-related products. The information presented in the Company's financial statements makes it appear as though the Company was essentially inactive until the acquisition. The Company began operations in August 1993, and opened its first store for business in October 1993. The Company currently owns and operates two retail stores in New York City. In addition, the Company has a franchisee operating at the Roosevelt Field Mall on Long Island. In the quarter ended June 30, 1998 the franchise store located at the Exchange Towers in Toronto, Canada opened for business. Also the franchise store located at the Plaza of Americas in Dallas, Texas opened for business on July 28, 1998. The Company has also entered into a franchise agreement for a store in the Los Angeles California area.

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

Results of Operations

Three Month Period Ended September 30, 1998 Compared to Three Month Period Ended September 30, 1997

         After giving affect of the reverse acquisition for the three month period ended September 30, 1998, revenue from, services, products and franchising operations increased to $135,524 compared to $0 for the comparable period in the prior year. The appearance of an increase was due solely to the accounting for the reverse acquisition that took place on October 16, 1997. CARIBSUN had no revenue in 1997 and only revenues of the Company were included for the period from October 17, 1997 forward. A clearer picture of changes in revenue is contained in the pro-forma information contained in Note 2 of Notes to Unaudited Financial Statements of the Company. The following is pro-forma information concerning results of operations as if the acquisition occurred on January 1, 1996. For the three month period the pro-forma revenue, of International Diversified Industries, Inc. and subsidiaries, from services, products and franchising operations (the Company's historical business) decreased to $135,524 compared to $808,061 for the comparable period in the prior year. The net decrease of $672,537 (83.2%) was primarily attributable to the number of stores open in 1998 were less than the number of stores opened for the comparable period in the prior year.
                                     page 10

         Operating expenses were $874,828 for the three month period ended September 30, 1998 as compared to $82,000 for the comparable period in the prior year, an increase of $792,828 (967%). The increase was due to the reverse acquisition that took place on October 16, 1997. Operating expenses on a pro-forma basis were $874,828 for the three month period ended September 30, 1998 as compared to $1,219,940 for the comparable period in the prior year, a decrease of $345,112 (28.3%). This decrease was primarily due to the closure of nine stores during the year and a reduction of corporate overhead.

         On a pro-forma basis, salaries and wages were $164,807 for the three month period ended September 30, 1998 as compared to $454,613 for the comparable period in the prior year. The decrease is primarily attributable to stores opened in 1997 being closed in 1998. Cost of products sold, were $4,297 for three month period ended September 30, 1998 as compared to $112,413 for the comparable period in the prior year. The decrease can be directly attributable to the reduction of working capital the Company experienced in 1998 and less stores being opened in 1998. The Company's stores carried very limited quantities of product in 1998. Rental expense was $197,579 for the three month period ended September 30, 1998 as compared to $261,908 for the comparable period in the prior year. The decrease is primarily attributable to stores opened in 1997 being closed in 1998. Advertising and promotion was $69,078 for the three month period ended September 30, 1998 as compared to $11,273 for the comparable period in the prior year. The decrease can be directly attributable to the work performed by the marketing company retained by the Company. The marketing company is responsible for the remaking of the image of The Great American BackRub, Inc. a wholly owned subsidiary of the Company. Depreciation was $24,406 for three month period ended September 30, 1998 as compared to $131,030 for the comparable period in the prior year. Amortization of Goodwill was $69,502 for three month period ended September 30, 1998 as compared to $69,502 for the comparable period in the prior year. Goodwill is being amortized over a five year period. Management fees were $0 for the three month period ended September 30, 1998 as compared to $82,000 for the comparable period in the prior year. The management fees were accrued for a full three months in 1997 and none for the three months in 1998. The management fees were charged by the former parent of CARIBSUN. General and administrative was $345,159 for three month period ended September 30, 1998 as compared to $305,625 for the comparable period in the prior year. The decrease was due to charges taken in 1998 relating to the closing of corporate owned stores. Employees at the corporate offices were reduced in 1998 as were related corporate expenses.

         As a result of the decrease revenue, the pro-forma net loss for the three month period ended September 30, 1998 increased to $865,001 compared to $488,317 for the comparable period in the prior year. No provision for income taxes was required during either period since the Company operated at a loss.

         While general and administrative expenses are expected to increase due to the need for additional management and administrative support for the Company's expanding franchise marketing, sales and support, these expenses as a percentage of total revenue are expected to decline as total revenue increases. Other expense items, such as advertising and promotion, as they are related to franchise marketing and franchise support, are expected to increase as the franchise base increases. Advertising and promotion, salaries and wages, costs of products, however, as they are related to retail operations themselves and their relative percentage of total revenue are likely to decline over the next year.

         As part of the Company's plan to focus on franchise sales as opposed to the operating of retail stores, management closed two of the four company owned stores during the quarter ending September 30, 1998. As a result, revenues and expenses related to the operation of retail stores will be significantly lower in future periods. Revenue from franchise fees and training of franchisees is expected to partially offset the loss of revenue from retail operations, but may not have a significant effect until the first quarter of 1999.

Nine Month Period Ended September 30, 1998 Compared to Nine Month Period Ended September 30, 1997

After giving affect of the reverse acquisition for the nine month period ended September 30, 1998, revenue from, services, products and franchising operations increased to $1,245,225 compared to $0 for the comparable period in the prior year. The appearance of an increase was due solely to the accounting for the reverse acquisition that took place on October 16, 1997. CARIBSUN had no revenue in 1997 and only revenues of the Company were included for the period from October 17, 1997 forward. A clearer picture of changes in revenue is contained in the pro-forma information contained in Note 2 of Notes to Unaudited Financial Statements of the Company. The following is pro-forma information concerning results of operations as if the acquisition occurred on January 1, 1996. For the nine month period the pro-forma revenue, of International Diversified Industries, Inc. and subsidiaries, from services, products and franchising operations (the Company's historical business) decreased to $1,245,225 compared to $2,845,956 for the comparable period in the prior year. The net decrease of $1,600,731 (56.3%) was primarily attributable to the number of stores open in 1998 were less than the number of stores opened for the comparable period in the prior year.

         Operating expenses were $3,352,644 for the nine month period ended September 30, 1998 as compared to $253,344 for the comparable period in the prior year, an increase of $3,099,300 (1,323.4%). The increase was due to the reverse acquisition that took place on October 16, 1997. Operating expenses on a pro-forma basis were $3,352,644 for the nine month period ended September 30, 1998 as compared to $4,496,921 for the comparable period in the prior year, a decrease of $1,144,277 (25.5%). This decrease was primarily due to the closure of corporate owned stores during the year and a reduction of corporate overhead.

         On a pro-forma basis, salaries and wages were $922,504 for the nine month period ended September 30, 1998 as compared to $1,413,777 for the comparable period in the prior year. Cost of products sold, were $80,061 for nine month period ended September 30, 1998 as compared to $406,576 for the comparable period in the prior year. The decrease can be directly attributable to the reduction of working capital the Company experienced and closure of corporate owned stores in 1998. The Company's stores carried very limited quantities of product in 1998. Rental expense was $634,066 for the nine month period ended September 30, 1998 as compared to $825,742 for the comparable period in the prior year. The decrease is primarily attributable to stores opened in 1997 being closed during 1998. Advertising and promotion was $201,745 for the nine month period ended September 30, 1998 as compared to $58,437 for the comparable period in the prior year. The increase can be directly attributed to the work performed by the marketing company retained by the Company. The marketing firm is responsible for remaking the image of The Great American BackRub, Inc. a wholly owned subsidiary of the Company. Non-cash financial advisory fees was $0 for nine month period ended September 30, 1998 as compared to $43,750 for the comparable period in the prior year. The decrease was primarily due to the non-cash compensation issued in 1997 to the underwriters of the canceled preferred stock offering that was attempted in early 1997. Depreciation was $107,400 for nine month period ended September 30, 1998 as compared to $139,748 for the comparable period in the prior year. Amortization of Goodwill was $208,506 for nine month period ended September 30, 1998 as compared to $208,506 for the comparable period in the prior year. Goodwill is being amortized over a five year period. Management fees were $0 for the nine month period ended September 30, 1998 as compared to $246,000 for the comparable period in the prior year. The management fees were accrued for a full nine months in 1997 and none for the nine months in 1998. The management fees were charged by the former parent of CARIBSUN. General and administrative was $1,198,362 for nine month period ended September 30, 1998 as compared to $1,355,541 for the comparable period in the prior year. The decrease was due to the reduced working capital the Company experienced in 1998. Employees at the corporate offices were reduced in 1998 as were related corporate expenses.

         As a resulted of the decease revenues and charges taken in 1998 relating to store closings, the pro-forma net loss for the nine month period ended September 30, 1998 increased to $2,301,003 compared to $1,871,142 for the comparable period in the prior year. No provision for income taxes was required during either period since the Company operated at a loss.

Liquidity and Capital Resources

         The Company had a working capital deficit as of September 30, 1998 of ($3,534,130), after giving effect to the reverse acquisition compared to a working capital of ($774,918) as of September 30, 1997 prior to the reverse acquisition. The decrease is primarily due to amounts spent on operations in the development of a corporate infrastructure in anticipation of the Company's former growth strategy of developing corporate owned stores.

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

         On February 5, 1997, the Company filed a registration statement to offer 270,000 shares of Series B Convertible Preferred Stock for approximately $2,700,000, which, if successful, after commissions and fees, would have provided the Company with net proceeds of approximately $2,000,000. The principal underwriter ceased doing business before the offering was completed and no securities were sold. Also in November 1997, a related party, Oregon Properties, Inc. and Slark Ventures, Inc. d/b/a Barclay Group, loaned the Company $250,000, and in the first nine months of 1998, Barclay Group funded an additional $481,635. Since June 30, 1998 an additional $18,365 has been loaned to the Company by Barclay Group.

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

         No fractional shares of New Common Stock are being issued by the Company in connection with the Merger. Instead , holders of Old Common Stock who would otherwise be entitled to receive a fractional share of New Common Stock will receive from the Company a cash payment from their fractional interest on the basis of a price (after giving effect to the Merger) of $0.28 per New Share.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                       (a) Exhibits:
                             Exhibit 11:  Statement re: Computation of per share
                                         earnings
                             Exhibit 27:  Financial Data Schedule (for SEC use
                                         only)

                       (b) Reports on Form 8-K
                             Dated January 30, 1998
                                     page 14

                                    Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                   ------------------------------------------
                                Registrant


Date:         August 16, 1998       David L. West
                                    --------------------------------------------
                                    David L. West, Chief Financial Officer (duly authorized officer and principal financial officer and principal accounting officer)
                                    Treasurer and Secretary

                                  EXHIBIT INDEX
                                  -------------

Exhibits                   Description
--------                   -----------
   11                 Statement re:  Computation of per share earnings

   27                 Financial Data Schedule (for SEC use only)