Form 10QSB/A
period 1998-09-30
INTERNATIONAL DIVERSIFIED INDUSTRIES INC
filed 1998-11-23
CIK 934006

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

Part 1: Financial Information
Item 1: Financial Statements
                                     ASSETS
Current assets
     Cash                                                                    $    32,589
     Other receivables, net                                                        3,290
     Prepaid expenses                                                             25,148
     Inventory                                                                    84,499
     Capitalized loan costs, net of $123,367 accumulated amortization            213,325
                                                                             -----------
                Total current assets                                             358,851
                                                                             -----------

Property and equipment, net
     Real property                                                             5,305,129
     Furniture and fixtures                                                      426,887
     Leasehold improvements                                                      849,649
     Computer equipment                                                           44,983
                                                                             -----------
                                                                               6,626,648
     Less accumulated depreciation                                              (410,214)
                                                                             -----------
                                                                               6,216,434
                                                                             -----------

Other assets
     Notes receivable, net                                                       100,000
     Accrued interest receivable                                                  21,750
     Lease and equipment deposits                                                211,443
     Other assets                                                                206,167
                                                                             -----------
                Total other assets                                               539,360
                                                                             -----------

Goodwill, net of $266,424 accumulated amortization                             1,123,624
                                                                             -----------

                      Total assets                                           $ 8,238,269
                                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                        $ 1,656,508
     Accrued expenses                                                          1,006,857
     Accrued payroll and related expenses                                         95,785
     Bridge notes                                                                262,667
     Note payable - related party, net                                           732,645
     Deferred revenue                                                            138,519
                                                                             -----------

                Total current liabilities                                      3,892,981
                                                                             -----------

Deferred rent                                                                    215,007
                                                                             -----------

Commitments and contingencies                                                         --
Stockholders' equity
     Series A convertible preferred stock, $0.001 par
       value 15,000,000 shares authorized, none issued                                --
     Common stock, par value $0.001, 25,000,000
       shares authorized, 3,788,588 shares issued and
       outstanding                                                                 3,788
     Common stock to be issued, 1,764,979 shares, par
       value $0.001                                                                1,765
     Additional paid-in capital                                                7,067,018
     Additional paid-in on common stock to be issued                             736,074
     Accumulated deficit                                                      (3,595,114)
                                                                             -----------
                                                                               4,213,531
     Less subscriptions receivable                                               (83,250)
                                                                             -----------
                                                                               4,130,281
                                                                             -----------

                      Total liabilities and stockholders' equity             $ 8,238,269
                                                                             ===========

See accompanying notes to financial statements.
                                     page 2

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Reverse Acquisition, continued:

         On October 16, 1997 the acquisition was consummated and the Company initially issued 11,000,000 shares of its common stock to Ascot in exchange for 100% of the issued and outstanding common stock of CARIBSUN. Due to a deficiency on the Company's authorized shares of common stock on October 16, 1997, 6,097,416 shares of common stock of the Company remain to be issued to Ascot. Upon shareholder approval and completion of an amendment to the Company's certificate of incorporation increasing the authorized shares, the remaining 6,097,416 common shares will be issued. These unissued shares are presented in the balance sheet as Common Stock to be issued and Additional paid-in capital on common stock to be issued. See note 7 Common Stock, for information concerning the adjustment of the number of shares issuable to Ascot as a result of the change of domicile merger which took place on August 3, 1998.

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
                                                                  ===========    ===========



Note 3 - Options, Stock Plans and Management Compensation

         At the Company's 1994 annual meeting of shareholders held on July 18, 1994, the Company's shareholders approved the Employee Plan. The purpose of the Employee Plan is to promote the success of the Company by providing a method whereby eligible employees of the Company and its subsidiaries, as defined therein, may be awarded additional remuneration for services rendered, thereby increasing aid in attracting persons of suitable ability to become employees of the Company and its subsidiaries. The plan covers an aggregate of 75,000 shares of the Company's Common Stock. As of September 30, 1997, options to purchase 8,500 shares of Common Stock were outstanding under the plan.
                                     page 3

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

                   INTERNATIONAL DIVERSIFIED INDUSTRIES, INC.
                   ------------------------------------------
                                Registrant


Date:         November 23, 1998     David L. West
                                    --------------------------------------------
                                    David L. West, Chief Financial Officer (duly authorized officer and principal financial officer and principal accounting officer)
                                    Treasurer and Secretary